Form 10-Q
period 2009-03-31
Constant Environment, Inc.
filed 2009-05-13
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.  333-140236

CONSTANT ENVIRONMENT, INC., INC.

(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1310 Contour Drive

Mississauga, Ontario, Canada, L5H 1B2

(Address of Principal Executive Offices)

(416) 728-1540

 (Issuer’s telephone number)

 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2009:  12,179,500 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T.	Control and Procedures	12

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	31 March 2009 (Unaudited)	31 December 2008 (Audited)
ASSETS
Current Assets
Cash	$15	$3,215
Total Assets	$15	$3,215

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Advances from shareholder	$16,296	$6,000

Total Liabilities	16,296	6,000

Stockholders' (Deficit) Equity
Common stock: $.001 par value, 100,000,000 shares authorized, 12,179,500 issued and outstanding at March 31, 2009 and December 31, 2008	12,179	12,179
Additional paid-in capital	10,816	10,036
Deficit accumulated during the development stage	(39,276)	(25,000)

Total Stockholders' (Deficit) Equity	(16,281)	(2,785)

Total Liabilities and Stockholders' (Deficit) Equity	$15	$3,215

The accompanying notes are an integral part to these financial statements.

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended 31 March 2009	For The Period From Inception (July 21, 2008) to 31 March 2009
REVENUE	$-	$-
EXPENSES
Consulting and sub-contracting	-	15,000
Services contributed by shareholder	-	-
Professional fees	13,496	22,996
Interest expense	780	1,200
Bank charges	-	80
	(14,276)	(39,276)
Professional fees
NET LOSS	$(14,276)	$(39,276)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	12,179,500

The accompanying notes are an integral part to these financial statements.

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended 31 March 2009	For The Period From Inception (July 21, 2008) to 31 March 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,276)	$(39,276)

Adjustment to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	-	15,000
Imputed interest on advance from shareholder	780	1,200
NET CASH USED IN OPERATING ACTIVITIES	(13,496)	(23,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash	-	6,795
Borrowings on debt	10,296	16,296
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,296	23,091

NET DECREASE IN CASH	(3,200)	15

CASH, BEGINNING OF PERIOD	3,215	-

CASH, END OF PERIOD	$15	$15

The accompanying notes are an integral part to these financial statements.

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

31 March 2009 (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Constant Environment, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as an early stage product and services company that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items. Not all informations and footnotes are included in these condensed unaudited financial statements, these notes should be read in conjunction with our S-1 registration statement and audited financial statements.

2. GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company has had limited revenues and has an accumulated deficit which raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to complete public equity financing and generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through equity financing and through loans made by the Company's stockholders.

3. BASIS OF PRESENTATION

The Company has not earned any revenues from limited principal operations and accordingly,  the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.  Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

4. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

The Company have received cash advanced of $10,296 and $16,296 for the three months ended March 31, 2009 and from inception to March 31, 2009, respectively from a director and shareholder.

Interest has been imputed at 10% resulting in interest expense of $780 and $420 for the periods March 31, 2009 and December 31, 2008 respectively.

5. SUPPLEMENTAL CASH FLOW INFORMATION

No interest or taxes were paid by the Company for the three months ended March 2009 and from inception to March 31, 2009.

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

31 March 2009 (Unaudited)

Item 2:Management’s Discussion and Analysis of Plan of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and notes appearing elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Constant Environment, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as an early stage product and services company that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.

PLAN OF OPERATIONS

This information should be reviewed in conjunction with our previously filed S-1 which included our audited financial statements.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements.” Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in our previously filed  Registration Statement. The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1.

Proposed Milestones to Implement Business Operations:

Our plan of operations for the twelve months following the date of this registration 10Q is to complete the following objectives within the time period specified, subject to the availability of adequate capital as outlined below:

ONLINE PRODUCT AND SERVICE ORIGINATION

We intend to complete the development of our corporate website. We have not yet contracted with a web design company and expect to launch our website and be fully operational by the end of the 3rd quarter of 2009.

 The estimated cost for completing our website is budgeted at $10,000 over the next twelve months. We will be utilizing it to pursue the following market tactics in order to generate leads for our online services:

o

Registering with Internet search engines to ensure our company’s services appear in prime locations when online searches for networking, Microclimate (and micro climate), as well as Controlled Environment, and Indoor climate (and other combinations of those) when they are made;

o

Forming strategic alliances that will generate additional leads from companies offering complementary services;

o

Providing top quality services to encourage referrals, and using our CEO’s existing social network within the microclimate industry;

o

Placing banner advertisements on microclimate related web sites which is designed to bring new qualified visitor/customers directly to the web site. We have approached, but not negotiated or contracted with any additional advertisers who will advertise on our web site during the second quarter of 2009;

o

Linking with existing microclimate sites that will allow users to click and immediately be connected to our company’s web site; and

Our ability to develop organization strength will be severely limited if we raise no or nominal funds. During the next twelve months, we anticipate hiring four additional salaried full-time employees, a number of commissioned full-time employees and no part-time employees. The full-time employees would consist of: 1 administrator at $25,000 per year, 2 Sales people at $40,000 per year, plus commission, and 1 technical person at $55,000 per year. We may utilize the services of staffing and recruiting firms. We may also employ individuals whose sole responsibility will be to identify and recruit qualified technical microclimate specialists. We have budgeted $20,000 over the next twelve months for employee recruiting and training.

Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. If we are unable to generate sufficient revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, however we may require financing to potentially achieve our goal of profit, revenue and growth. We are seeking equity financing for a total of $250,000-$500,000 to cover our administrative expenses, marketing and expansion. We anticipate that any such financing will be through the sale of shares of our common stock at prices based upon our trading market once such market develops. If we are not able to obtain financing of at least $250,000 it will have a significant impact on our liquidity and ability to proceed with our business expansion plans.

We anticipate that our operational, general and administrative expenses for the next 12 months will total $440,920.00. The estimated breakdown is as follows:

Web Development	$10,000
Legal/Accounting	$15,000
Upgraded Computer systems	$12,500
Telecommunications/DSL	$900
Employee recruitment and training	$30,000
General Administrative
Advertising	$50,000
Automotive	$10,000
Deprecation expense	$1,270
Employee benefits	$1,500
Entertainment	$9,000
Insurance	$8,000
Office salaries	$180,000.00
Office supplies	$7,000
Professional expense	$8,000
Rent	$30,000
Repairs & Maintenance	$1,500
Taxes	$6,250
Telephone	$6,000
Travel	$50,000
Utilities	$4,000
Total General Administrative	$372,520

Total Expenses	$440,920

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. We plan to focus our sales initially in Canada then expand internationally.

In the event we are not successful in generating sufficient revenue, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our advertising and new products to cover our operating expenses.

Employees

Presently our two officers are contributing their services without payment and certain consultants have accepted shares for services.

In the future, we plan to hire five full time employees and two part-time employees. From time to time, we may employ additional independent contractors to support our development, marketing, sales, support and administrative organization. We also intend to hire 2 sales/marketing staff, 1 administrative assistant, and 2 microclimate technicians. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009

Our operational information is not comparable due to our inception date being July 21, 2008.

The Company did not generate any revenues for the three months ended March 31, 2009.

Professional fees include legal and accounting fees and filing fees. Professional fees for the three and nine months ended March 31, 2009 was $13,496.

Net loss for the three months ended March 31, 2009 was $13,496.  The loss was primarily due to the professional fees.

Loss per share was $0.00 for the period ended March 31, 2009.

There were no services contributed by shareholder, consulting and contracting, or bank charges expenses for the three and nine months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had a working capital deficiency of $16,281, which represented a working capital decrease of $13,496 as compared to the working capital deficiency position of $2,785 as of December 31, 2008. The decrease is mainly due to the increase of our accounts payable. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the three month period ended March 31, 2009 was ($13,496).

Cash flows used in financing activities for the three month period ended March 31, 2009 was $10,296, which was due to stockholder contributions.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2008, our independent registered accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form S-1 for the fiscal year ended December 31, 2008. There have been no material changes in our existing accounting policies from the disclosures included in our 2008 Annual Report on Form S-1.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T. Controls and Procedures

Management's evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer (one individual), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer (one individual), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.    Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

 (A)            Exhibits

31.1	Certification Pursuant to 18 U.S.C Section 1350, As adopted pursuant to Section 302 of the Sabanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)  Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CONSTANT ENVIRONMENT, INC.
Registrant

Date: May 13, 2009	By: /s/ Jeff Mak
Jeff Mak
President, Chief Executive Officer, Principal Accounting Officer and Director