Form 10-Q/A
period 2009-03-31
Constant Environment, Inc.
filed 2009-06-09
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 9, 2009:  12,179,500 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes     ☐ No

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

CONSTANT ENVIRONMENT, INC.
Registrant

Date: June 9, 2009	By: /s/ Jeff Mak
Jeff Mak
President, Chief Executive Officer, Principal Accounting Officer and Director