Form 10-Q
period 2009-06-30
Constant Environment, Inc.
filed 2009-08-14
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2009:  48,838,000 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes     ☐ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T.	Control and Procedures	12

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

BALANCE SHEETS

	30 June 2009 (Unaudited)	31 December 2008 (Audited)
ASSETS
Current Assets
Cash	$15	$3,215
Total Assets	$15	$3,215

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Advances from shareholder	$21,022	$6,000

Total Liabilities	21,022	6,000

Stockholders' (Deficit)
Common stock: 100,000,000 authorized and 48,718,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008 respectively.	48,718	48,718
Additional paid-in capital	(25,362)	(26,503)
Deficit accumulated during the development stage	(44,362)	(25,000)

Total Stockholders' (Deficit)	(21,006)	(2,785)

Total Liabilities and Stockholders' (Deficit)	$15	$3,215

The accompanying notes are an integral part to these financial statements.

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended 30 June 2009	Six Months Ended 30 June 2009	For The Period From Inception (July 21, 2008) to 30 June 2009
REVENUE	$-	$ -	$-
EXPENSES
Consulting and sub-contracting	-	-	15,000
Professional fees	4,726	18,222	27,722
Interest expense	360	1,140	1,560
Bank charges	-	-	80
	(5,086)	(19,362)	(44,362)

NET LOSS	$(5,086)	$ (19,362)	$(44,362)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	48,718,000	48,718,000

The accompanying notes are an integral part to these financial statements.

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended 30 June 2009	For The Period From Inception (July 21, 2008) to 30 June 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,362)	$(44,362)

Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	15,000
Imputed interest on advance from shareholder	1,140	1,560
NET CASH USED IN OPERATING ACTIVITIES	(18,222)	(27,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash	-	6,795
Borrowings on debt – related party	15,022	21,022
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,022	27,817

NET INCREASE (DECREASE) IN CASH	(3,200)	15

CASH, BEGINNING OF PERIOD	3,215	-

CASH, END OF PERIOD	$15	$15

The accompanying notes are an integral part to these financial statements.

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

30 June 2009

1.	ORGANIZATION AND NATURE OF BUSINESS

Constant Environment, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as an early stage product and services company that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.  Not all information and footnotes are included in these condensed unaudited financial statements, these notes should be read in conjunction with our S-1 registration statement and audited financial statements.

2.	GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company has had no revenues and has an accumulated deficit which raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

30 June 2009

4. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

The Company received cash advances of $15,022 and $21,022 for the six months ended June 30, 2009 and from inception to June 30, 2009, respectively from a director and shareholder.

Interest has been imputed at 10% resulting in interest expense of $1,140 and $1,560 for the six months ended June 30, 2009 and from inception to June 30, 2009 respectively.

5. SUPPLEMENTAL CASH FLOW INFORMATION

No interest or taxes were paid by the Company for the six months ended June 30, 2009 and from inception to June 30, 2009.

6. SUBSEQUENT EVENTS

On July 15, 2009, the Company's board of directors declared a four-for-one forward stock split on the shares of the Company's common stock. Each shareholder of record on August 6, 2009 received four additional shares of common stock for each share of common stock then held. The Company retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, common stock, additional paid-in capital and stock option data of the Company's common stock have been restated retroactively to reflect the effect of the stock split for all periods presented.

On July 27, 2009 we entered into a Loan Agreement with Lucilla Ho wherein she agreed to loan us $20,000 and she received 20,000 shares of our common stock.

On August 7, 2009 we entered into a Loan Agreement with 1456146 Ontario Limited wherein the entity agreed to loan us $50,000 and she received 100,000 shares of our common stock.

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

Item 2: Management’s Discussion and Analysis of Plan of Operation

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

PLAN OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements.” Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Registration Statement. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in Item 1.

Proposed Milestones to Implement Business Operations:

Our plan of operations for the twelve months following the date of this registration statement is to complete the following objectives within the time period specified, subject to the availability of adequate capital as outlined below:

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

The Company did not generate any revenues for the three and six months ended June 30, 2009.

Professional fees include legal and accounting fees and filing fees. Professional fees for the three and six months ended June 30, 2009 was $4,726 and $18,222 respectively.

Net loss for the three and six months ended June 30, 2009 was $5,086 and $19,362 respectively. The loss was primarily due to the professional fees and interest expenses.

Loss per share was $0.00 for the periods ended June 30, 2009.

There were no services contributed by shareholder, consulting and contracting, or bank charges expenses for the three and six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had a working capital deficiency of $21,007, which represented a working capital decrease of $18,222 as compared to the working capital deficiency position of $2,785 as of December 31, 2008. The decrease is mainly due to the increase of our accounts payable. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the six month period ended June 30, 2009 was ($18,222).

Cash flows provided by financing activities for the six month period ended June 30, 2009 was $15,022, which was due to stockholder contributions.

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

CONSTANT ENVIRONMENT, INC.
Registrant

Date: August 13, 2009	By: /s/ Jeff Mak
Jeff Mak
President, Chief Executive Officer, Principal Accounting Officer and Director