Form 10-Q
period 2009-09-30
Constant Environment, Inc.
filed 2009-11-16
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2009:  48,878,000 shares of common stock.

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

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash	$4,785	$3,215
Total Assets	$4,785	$3,215

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Advances from shareholder	$21,561	$6,000
Accounts payable and accrued liabilities	4,606	-
Note payable – related party, net of discount of $1,450 and $0 at September 30, 2009 and December 31, 2008 respectively	88,550	-

Total Liabilities	114,717	6,000

Stockholders' (Deficit) Equity
Common stock, $.001 par value, 400,000,000 shares authorized, 48,878,000 and 48,718,000 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	48,878	48,718
Additional paid-in capital	(23,488)	(26,503)
Deficit accumulated during the development stage	(135,322)	(25,000)

Total Stockholders' Deficit	(109,932)	(2,785)

Total Liabilities and Stockholders' Deficit	$4,785	$3,215

The accompanying notes are an integral part to these financial statements.

CONSTANT ENVIRONMENT, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH SEPTEMBER 30, 2009 AND FOR THE PERIOD JULY 21, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2008

(Unaudited)

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	For the Period From Inception (July 21, 2008) to September 30, 2008		For the Period From Inception (July 21, 2008) to September 30, 2009
REVENUE	$-	$-	$-		$-
EXPENSES
Consulting and sub-contracting	67,000	67,000	15,000		82,000
Professional fees	21,466	39,688	1,000		49,188
Interest expense	2,494	3,634	-		4,054
Bank charges	-	-	-		80

NET LOSS	$(90,960)	$(110,322)	$(16,000)		$(135,322)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$-	$-	$-	$

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	48,769,282	48,749,648	46,173,006

The accompanying notes are an integral part to these financial statements.

CONSTANT ENVIRONMENT, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND PERIOD FROM JULY, 21 (INCEPTION) TO SEPTEMBER 30, 2009

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Nine Months Ended September 30, 2009	For the Period From Inception (July 21, 2008) to September 30, 2008	For the Period From Inception (July 21, 2008) to September 30, 2009
Net loss	$(110,322)	$(16,000)	$(135,322)

Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	15,000	15,000
Imputed interest on advance from shareholder	1,575		1,995
Amortization on note discount	150	-	150
Changes in assets and liabilities:
Accounts payable and accrued liabilities	4,605	-	4,605
NET CASH USED IN OPERATING ACTIVITIES	$(103,992)	$(1,000)	$(113,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash	-	3,500	6,795
Advances from related party	15,562	6,000	21,562
Borrowings on debt – related party	90,000	-	90,000
Deferred Offering Costs	-	(8,500)	-
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	105,562	1,000	118,357

NET INCREASE IN CASH	1,570	-	4,785

CASH, BEGINNING OF PERIOD	3,215	-	-

CASH, END OF PERIOD	$4,785	$-	$4,785

The accompanying notes are an integral part to these financial statements.

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ( the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

4. STOCKHOLDERS’ EQUITY

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

On July 27, 2009 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $20,000 and received 20,000 shares of our common stock.

On August 7, 2009 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $50,000 and received 100,000 shares of our common stock.

On August 15, 2009 the Company entered into a Loan Agreement with a shareholder wherein he agreed to loan the Company $20,000 and receive 40,000 shares of the Company's common stock.

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

5. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

The Company has received cash advances of $15,562 and $21,562 for the nine months ended September 30, 2009 and from inception to September 30, 2009, respectively from a director and shareholder.

Interest has been imputed at 10% resulting in interest expense of $1,575 and $1,995 for the nine months ended September 30, 2009 and from inception to September 30, 2009 respectively.

As seen in Note 6 below, the company received loan from shareholders of $90,000 during the nine month ended September 30, 2009.

6. NOTE PAYABLE

During the nine months ended September 30, 2009, the Company issued the following notes:

On July 27, 2009 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $20,000 bearing 15% interest rate and due in one year.  As an incentive to providing the loan to the company, 20,000 shares of common stock was issued at a value of $.01 per share resulting in a discount of $200 which is being amortized using straight-line during the term of the loan.

CONSTANT ENVIRONMENT, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

On August 7, 2009 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $50,000 bearing 15% interest rate and due in two year.  As an incentive to providing the loan to the company, 100,000 shares of common stock was issued at a value of $.01 per share resulting in a discount of $1,000 which is being amortized using straight-line during the term of the loan.

On August 15, 2009 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $20,000 bearing 15% interest rate and due in one year.  As an incentive to providing the loan to the company, 40,000 shares of common stock was issued at a value of $.01 per share resulting in a discount of $400 which is being amortized using straight-line during the term of the loan.

7. SUPPLEMENTAL CASH FLOW INFORMATION

No interest or taxes were paid by the Company for the nine months ended September 30, 2009 and from inception to September 30, 2009.

8. SUBSEQUENT EVENTS

There were no subsequent events through November 15, 2009

Management's Discussion and Analysis

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period.  The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties.  Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.  Dollar amounts are in US dollars unless otherwise stated.

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

ONLINE PRODUCT AND SERVICE ORIGINATION

We are in the process of completing the website. The domain name “Constantenvironment.com” has been secured and a website designed contracted. We are delayed in the completion and expecting now a 4th quarter completion timeframe.

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

o

Linking with existing microclimate sites that will allow users to click and immediately be connected to our company’s web site.

We plan to assemble the products in house with the technical assistance of Micro Climate Technology for small quantity orders. For larger quantity orders, we plan to outsource the manufacturing to OEM manufacturers.

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

We anticipate that our operational, general and administrative expenses for the next 12 months will total $440,920. The estimated breakdown is as follows:

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The Company did not generate any revenues for the three and nine months ended September 30, 2009.

Professional fees include legal and accounting fees and filing fees. Professional fees for the three and nine months ended September 30, 2009 was $21,466 and $39,688 respectively.

Consulting and subcontracting fees for the three and nine months ended September 30, 2009 was $67,000.

Interest expense for the three and nine months ended September 30, 2009 was $2,494 and $3,634 respectively.

Net loss for the three and nine months ended September 30, 2009 was $90,960 and $110,322 respectively. The loss was primarily due to the consulting fees, professional fees and interest expenses.

Loss per share was $0.00 for the period ended September 30, 2009.

There were no services contributed by shareholder or bank charges expenses for the three and nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had a working capital deficiency of $109,932, which represented a working capital decrease of $107,147 as compared to the working capital deficiency position of $2,785 as of December 31, 2008. The decrease is mainly due to the increase of our notes. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the nine month period ended September 30, 2009 was ($103,992).

Cash flows used in financing activities for the nine month period ended September 30, 2009 was $105,562, which was due to loans.

On July 27, 2009 the Company entered into a Loan Agreement with a shareholder wherein they agreed to loan the Company $20,000 and will receive 5,000 shares of the Company’s common stock.

On August 7, 2009 the Company entered into a Loan Agreement with a shareholder wherein they agree to loan the Company $50,000 and will received 100,000 shares of the Company’s common stock.

On August 15, 2009 the Company entered into a Loan Agreement with a shareholder wherein they agreed to loan the Company $20,000 and will receive 40,000 shares of the Company's common stock.

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

Item 4T. Controls and Procedures

Management's evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. We performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

 (A)            Exhibits

31.1	Certification Pursuant to 18 U.S.C Section 1350, As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)  Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CONSTANT ENVIRONMENT, INC.
Registrant

Date: November 15, 2009	By: /s/ Jeff Mak
Jeff Mak
President, Chief Executive Officer, Principal Accounting Officer and Director