Form 10-K
period 2009-12-31
Zentric, Inc.
filed 2010-04-15
CIK 1457435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.  333-140236

ZENTRIC, INC.

(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Unit C2, 802 Southdown Road,

Mississauga, Ontario, Canada, L5J 2Y4

(Address of Principal Executive Offices)

(416) 245-8000

 (Issuer’s telephone number)

1310 Contour Drive

Mississauga, Ontario, Canada, L5H 1B2

 (Former name, address and fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ] Yes [x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of registrant's common stock held by non-affiliates at April 12, 2010 was approximately $49,128. As of April 12, 2010 49,128,000 shares of Common Stock, par value $0.001 per share, were outstanding.

TABLE OF CONTENTS

PART I

Item 1.

Business

3

Item 1A

Risk Factors

4

Item 1B.

Unresolved Staff Comments

Item 2.

Properties

9

Item 3.

Legal Proceedings

9

Item 4.

Submission Of Matters To A Vote Of Security Holders

9

PART II

Item 5.

Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

9

Item 6

Selected Financial Data

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Item 8

Financial Statements and Supplementary Data

16

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A (T)

Control and Procedures

28

Item 9B.

Other Information

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

28

Item 11

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

30

Item 13.

Certain Relationships and Related Transactions and Director Independence

30

Item 14.

Principal Accountant Fees And Services

31

Item 15

Exhibits, Financial Statement Schedules

SIGNATURES

36

ITEM 1.    Description of Business.

General

Zentric, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as Constant Environment, Inc. and changed it’s name to Zentric, Inc. on December 16, 2009. The company is an advanced battery technology company based on a new and revolutionary technology that incorporates high voltages dual electrolytes to produce higher voltages and power.

Business Division

The business of “Constant Environment” remains as a division of Zenrtic. The division is a separate business that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.

Employees, Officers and Directors

Employees

We have no employees as of the date of this filing other than our sole executive officer and directors who devote only part of their time to our business.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this prospectus, the words “we”, “our” or “us” refer to us and not to the selling stockholders.

Risks related to our business

We are a development stage company and our business and prospects are extremely difficult to evaluate.

Since our inception in July 21, 2008, the majority of our resources have been dedicated to our R&D efforts. We do not have a stable operating history that you can rely on in connection with your evaluation of our business and our future business prospects. Our business and prospects must be carefully considered in light of the limited history of HVDE technology and the many business risks, uncertainties and difficulties that are typically encountered by development stage companies that have sporadic revenues and are committed to focusing on research, development and product testing for an indeterminate period of time. Some of the principal risks and difficulties we have and expect to continue to encounter include, but are not limited to, our ability to:

•	Raise the necessary capital to finance our business until we can sell products on a full-scale and profitable basis;

•	Maintain effective control over the cost of our research, development and product testing activities;

•	Develop cost effective manufacturing methods for essential components of our proposed products;

•	Improve the performance of our commercial prototype batteries;

•	Successfully transition from our laboratory research and pilot production efforts to commercial manufacturing and sales of our battery technologies;

•	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan;

•	Implement and improve operational, financial and management control systems and processes;

•	License complementary technologies if necessary and successfully defend our intellectual property rights against potential claims;

•	Respond effectively to competitive developments and changing market conditions;

•	Continue to attract, retain and motivate qualified personnel; and

•	Manage each of the other risks set forth below.

Because of our limited operating history, we have limited insight into trends and conditions that may exist or might emerge and affect our business. There is no assurance that our business strategy will be successful or that we will successfully address the risks identified in this report.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profitable operations in the future.

We have incurred losses since our inception. The Company has a working capital deficit of $127,075 and has no revenue stream. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise additional capital to meet our obligations, we will be insolvent and will cease business operations.

We will require additional funds to achieve our current business strategy. Our inability to obtain additional financing will result in the failure of our business.

We have determined that our current operating funds are not sufficient to complete our intended business objectives. We have used the proceeds from the private placement and stock holder contributions to fund professional expenses and consulting expenses. We will therefore need to raise additional capital in order to cover the costs of implementing our business plan. We do not have any arrangements in place for debt financing or the sale of our securities.

The growth we seek is substantial and challenging to achieve and maintain.

The realization of our business objectives will require substantial future growth. Even in the event we are able to complete the development of our prototypes, introduce our products to the market and grow our business, we expect that rapid growth will significantly challenge our managerial, operational and financial resources. We must continue to prepare for our growth, if any, through appropriate systems and controls. We must also establish, train and manage a much larger work force, which will again require advance planning. If we do not prepare for and manage the growth of our business effectively, our potential for success could be materially and adversely affected.

We depend on key personnel, and our business may be severely disrupted if we lose the services of our key executives and employees.

Our business is dependent upon the knowledge and experience of our key scientists, engineers and executive officers. Given the competitive nature of our industry, there is the risk that one or more of our key scientists or engineers will resign their positions, which could have a disruptive impact on our operations. If any of our key scientists, engineers or executive officers do not continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. If any of these individuals joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements.

Our certificate of incorporation and by-laws provide for indemnification and exculpation of our officers and directors.

Our certificate of incorporation provides for indemnification of our officers, directors and employees to the fullest extent permitted by Nevada law. It also provides exculpation of our directors for monetary damages arising from breach of their fiduciary duties in cases that do not involve fraud or willful misconduct. The Commission has advised that it believes that indemnification for liabilities arising under the securities laws is against public policy as expressed in the securities laws and is therefore unenforceable.

We do not have extensive manufacturing experience.

We do not have extensive manufacturing experience with respect to manufacturing our commercial prototypes in quantities required to achieve our operational goals, and there is no assurance that we will be able to retain a qualified manufacturing staff or effectively manage the manufacturing of our proposed products when we are ready to do so.

We will be a small player in an intensely competitive market and may be unable to compete.

The lead-acid and nickel metal hydride battery industry is large, intensely competitive and resistant to technological change. If our product development efforts are successful, we will have to compete or enter into strategic relationships with well-established companies that are much larger and have greater financial capital and other resources than we do. We may be unable to convince end users that products based on our HVDE technology are superior to available alternatives. Moreover, if competitors introduce similar products, they may have a greater ability to withstand price competition and finance their marketing programs. There is no assurance that we will be able to compete effectively.

To the extent we enter into strategic relationships, we will be dependent upon our partners.

Some of our products are not intended for direct sale to end users and our business strategy will likely require us to enter into strategic relationships with manufacturers of other power industry equipment that use batteries and other energy storage devices as important components of their finished products. The agreements governing any future strategic relationships are unlikely to provide us with control over the activities of any strategic relationship we negotiate and our future partners, if any, could retain the right to terminate the strategic relationship at their option. Our future partners will have significant discretion in determining the efforts and level of resources that they dedicate to our products and may be unwilling or unable to fulfill their obligations to us. In addition, our future partners may develop and commercialize, either alone or with others, products that are similar to or competitive with the products that we intend to produce.

The offering price of the shares should not be used as an indicator of the future market price of the securities. Therefore, the offering price bears no relationship to the actual value of Constant Environment, and may make our shares difficult to sell.

The offering price is not an indication of and is not based upon our actual value. The offering price bears no relationship to the book value, assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

Our stock price may be highly volatile and subject to wide fluctuations due to many factors, including a substantial market overhang.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to quarterly variations in operating results, announcements of distribution agreements, or new affiliations or new products and services by us or our competitors, changes in financial estimates by securities analysts, lack of market acceptance of our products, or other events or factors, including the risk factors described herein. In addition, the stock market in general experiences significant price and volume fluctuations that are often unrelated to a company’s operating performance. As with any public company, we may be subject to securities class action litigation following periods of volatility in the market price of our securities which could result in substantial costs and a diversion of management’s attention and resources. Additionally, the sale of a substantial number of shares of common stock, or even the potential of sales, in the public market following this offering could deflate the market price for the common stock and make it more difficult for us to raise additional capital through the sale of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Security and Exchange Commission relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our stock price may decrease due to our market cap based on the future issuances of additional shares of common.

Our Articles of Incorporation authorize the issuance of one hundred million shares of common stock and sixty million shares of preferred, par value $.001. As of April 14, 2010, we had 49,128,000 shares of common stock issued and outstanding. As such, our Board of Directors has the power, without shareholder approval, to issue up to 50,872,000 shares of common stock. The issuance of such shares will dilute the shares held by the current shareholders.

However, our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock and with such relative rights, privileges, preferences and restrictions that the Board may determine. Any issuance of preferred stock will dilute the voting power or other rights of the holders of common stock. If preferred shares are issued it may impact our decision to issue dividends since this may increase the number of dividends that we would be issuing. In addition, it is possible that the Board of Directors may determine that the preferred shares will have rights and preferences, including dividend rights, over the common stockholders.

We may issue stock to finance acquisitions.

We may wish to acquire complementary technologies, additional facilities and other assets. Whenever possible, we will try to use our stock as an acquisition currency in order to conserve our available cash for operations, but use of stock as an acquisition currency will also dilute the ownership of then current existing stockholders. Future acquisitions may give rise to substantial charges for the impairment of goodwill and other intangible assets that would materially and adversely affect our reported operating results. Any future acquisitions will involve numerous business and financial risks, including:

•	difficulties in integrating new operations, technologies, products and staff;

•	diversion of management attention from other business concerns; and

•	cost and availability of acquisition financing.

We will need to be able to successfully integrate any businesses we may acquire in the future, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Our stock price may not stabilize at current levels.

Our stock is quoted on the OTCBB. Since trading in our common stock began in July 2009, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of April 14, 2010 [the latest practicable date] was $0.25 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2.  Properties.

Our mailing address is Unit C2, 802 Southdown Road, Mississauga, Ontario, L5J 2Y4, for which we pay $2,298.63 Cdn per month for a one year term.

Effective January 1, 2010, we agreed to lease the approximately 1,420 square feet of space (“Leased Space”) for a 1 year term. The Leased Space to be suitable for, and utilized by us for our administration, management and development.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property in insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2009, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of April 14, 2010 there were 49,128,000 shares of common stock issued and outstanding, 20,000,000 of which are controlled by Jeff Mak, the Company's officer and director.

As of April 14, 2010 there were 43 holders of record of shares of our common stock.  Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Item 6. Selected Financial Data

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission ("SEC"). The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for the deferred tax assets relating to its net operating loss carry forwards ("NOL's") and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company's valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

 The accounting policies of the company are in accordance with United States of America generally accepted accounting principles.  Outlined below are those policies considered particularly significant:

Organization and Start Up Costs

Costs of start up activities, including organization costs are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Income Taxes

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.  As of December 31, 2009, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

Fair Value of Financial Instruments

The carrying value of the Company's accounts payable approximates fair value because of the short-term maturity of these instruments.

Earnings or Loss Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended December 31, 2009 or 2008.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Zentric, Inc. considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

The Company currently has one revenue stream which is providing information technology consulting services.  These revenues are recognized on completion of the services rendered.  The customers are billed on completion and are due on receipt.

Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification'" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition. See Note 9 for disclosures regarding our subsequent events.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company does not expect that adoption of these or other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this standard did not have a material impact on the results of operations or financial condition.

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

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Overview

Zentric, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as Constant Environment, Inc. and changed it’s name to Zentric, Inc. on December 16, 2009. The company is an advanced battery technology company based on a new and revolutionary technology that incorporates high voltages dual electrolytes to produce higher voltages and power.

The address of our principal executive office is Unit C2, 802 Southdown Road, Mississauga, Ontario, L5J 2Y4. Our phone number at that location is 416-245-8000. Our website is www.zbatt.com.

License Agreement with Versitech Limited

Effective December 14, 2009, we entered into an exclusive license agreement with Versitech Limited to design, manufacture and market the battery technology under United State Patent Grant No. 7,344,801. Terms of the license are royalties of 3% on net sales on the licensed products by the licensee and affiliates of licensed products and 25% of all sublicense income received by the licensee or any of its affiliates.

The invention is directed to electrochemical device such as batteries and fuel cells having two electrolytes between the anode and the cathode. The devices of this invention can have 50% higher operating voltage and power compared to devices with a single electrolyte. The electrochemical device according to the present invention is preferably arranged with an alkaline electrolyte in contact with the anode and an acidic electrolyte in contact with the cathode. The electrolytes are separated by a bipolar membrane that preferably also provides ionic conductivity between the two electrolytes and also generates a supply of protons and hydroxide anions.

Business division

The business of “Constant Environment” remains as a division of Zentric. The division is a product and services company that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.

The division will earn revenue for services including; (i) the sale of microclimate solutions (ii) the installation of microclimate systems (iii) consulting services, including assessments and project management. The division will offer services in the microclimate industry; design, manage, install, repair, service and provide maintenance for our customers with the same processes, personnel and management.

 In addition to the services the division will provide, the division plans to produce microclimate systems that are involved in our project installations. The division plans to assemble the products in house with the technical assistance of Micro Climate Technology for small quantity orders. For larger quantity orders, the division plans to outsource the manufacturing to OEM manufacturers.

A microclimate is the environment immediately surrounding an artifact. A microclimate can be created and controlled in a sealed showcase, storage cabinet or archive room.

RESULTS OF OPERATIONS

The Company did not generate any revenues for the years ended December 31, 2009 and December 31, 2008.

Professional fees include legal and accounting fees and filing fees. Professional fees for the years ended December 31, 2009 and December 31, 2008 was $48,964 and $9,500 respectively.

Consulting and contracting expenses for the years ended December 31, 2009 and December 31, 2008 was $69,000 and $15,000.

There were no services contributed by shareholder for the years ended December 31, 2009 and December 31, 2008.  Net loss for the years ended December 31, 2009 and December 31, 2008 was $125,173 and $25,000 respectively.  The loss was primarily due to the consultant and subcontracting fees.

Loss per share was $0.01 and $0.00 for the years ended December 31, 2009 and December 31, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had a working capital deficiency of $ $122,308, which represented a working capital decrease of $118,521 as compared to the working capital deficiency position of $2,785 as of December 31, 2008. The decrease is mainly due to the increase of our accounts payable. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the year ended December 31, 2009 was ($118,780). Cash flows provided by financing activities for the year ended December 31, 2009 was $115,565, which was due to stockholder contributions and borrowings on debt.

On July 27, 2009 the Company entered into a Loan Agreement with Lucilla Ho wherein she agreed to loan the Company $20,000 and she will receive 20,000 shares of the Company’s common stock. Such shares shall be restricted in accordance with Rule 144 of the Securities Act of 1933.  A copy of the Loan Agreement is attached as exhibit 10.3.

On August 7, 2009 the Company entered into a Loan Agreement with 1456146 Ontario Limited of which Fred Lai is the principal.  The 1456146 Ontario Limited agreed to loan the Company $50,000 and 1456146 Ontario Limited will receive 100,000 shares of the Company’s common stock. Such shares shall be restricted in accordance with Rule 144 of the Securities Act of 1933.  A copy of the Loan Agreement is attached as exhibit 10.4.

On August 15, 2009 the Company entered into a Loan Agreement with Ricky Wu wherein he agreed to loan the Company $20,000 and he will receive 40,000 shares of the Company's common stock. Such shares shall be restricted in accordance with Rule 144 of the Securities Act of 1933.  A copy of the Loan Agreement is attached as exhibit 10.5.

We anticipate that our operational, general and administrative expenses for the next 12 months will total $440,920.00. The estimated breakdown is as follows:

Web Development	$10,000.00
Legal/Accounting	$15,000.00
Upgraded Computer systems	$12,500.00
Telecommunications/DSL	$900.00
Employee recruitment and training	$30,000.00
General Administrative
Advertising	$50,000.00
Automotive	$10,000.00
Deprecation expense	$1,270.00
Employee benefits	$1,500.00
Entertainment	$9,000.00
Insurance	$8,000.00
Office salaries	$180,000.00
Office supplies	$7,000.00
Professional expense	$8,000.00
Rent	$30,000.00
Repairs & Maintenance	$1,500.00
Taxes	$6,250.00
Telephone	$6,000.00
Travel	$50,000.00
Utilities	$4,000.00
Total General Administrative	$372,520.00

Total Expenses	$440,920.00

We will not generate any revenues in the next twelve months and we will be required to raise additional capital by issuing equity or debt securities in exchange for cash in order to continue as a going concern. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements included herein regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements.

ZENTRIC, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 and 2008

AND THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Zentric, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Zentric, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods then ended and the period from inception, (July 21, 2008), through December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control   over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.

Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zentric, Inc., Inc. December 31, 2009 and 2008 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 15, 2010

ZENTRIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	31 December 2009	31 December 2008
ASSETS
Current Assets
Cash	$-	$3,215
Prepaid Expense	4,767	-
Total Assets	$4,767	$3,215

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Advances from shareholder	$31,565	$6,000
Accounts payable and accrued liabilities	6,560	-
Note payable, net discount	88,950	-

Total Liabilities	127,075	6,000

Stockholders' (Deficit) Equity
Common stock: $0.001 par value, 400,000,000 common shares authorized, 49,128,000 and 48,718,000 common share outstanding as of December 31, 2009 and 2008, respectively	49,128	48,718
Additional paid-in capital	(21,263)	(26,503)
Deficit accumulated during the development stage	(150,173)	(25,000

Total Stockholders' (Deficit) Equity	(122,308)	(2,785

Total Liabilities and Stockholders' (Deficit) Equity	$4,767	$3,215

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended 31 December 2009	For The Period From Inception (July 21, 2008) to 31 December 2008	For The Period From Inception (July 21, 2008) to 31 December 2009
REVENUE	$-	$ -	$-
EXPENSES
Consulting and sub-contracting	69,000	15,000	84,000
Office and General	9,209	-	9,209
Professional fees	39,484	9,500	48,984
Interest expense	7,480	420	7,900
Bank charges	-	80	80
	125,173	25,000	150,173

NET LOSS	$(125,173)	$ (25,000)	$(150,173

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	48,804,291	46,509,227

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

		July 21, 2008	July 21, 2008
		(Date of Inception)	(Date of Inception)
	Year Ended	Through	Through
	31 December	December 31	December 31
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(125,173)	$ (25,000)	$ (150,173)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	2,500	15,000	17,500
Interest payable – related party loans	4,848	-	4,848
Imputed interest on advance from shareholder	1,550	420	1,970
Amortization on note discount	550	-	550
Changes in assets and liabilities
Prepaid Expense	(4,767)		(4,767)
Accounts payable and accrued liabilities	1,712	-	1,712

Cash flows used in operating activities	(118,780)	(9,580)	(128,360)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	6,795	6,795
Advances from related party	25,565	6,000	31,565
Borrowings on debt – related party	90,000	-	90,000

Cash flows provided by financing activities	115,565	12,795	128,360

Net (Decrease) Increase in Cash	(3,215)	3,215	-

Cash and Cash Equivalents, beginning of year	3,215	-	-

Cash and Cash Equivalents, end of year	$-	$ 3,215	$ -

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (July 21, 2008) TO 31 DECEMBER 2009

	Common Stock		Additional Paid-In	Earnings (Deficit) Accumulated During the	Total
	Shares	Amount	Capital	Development Stage	Stockholders' Equity
Common shares issued at inception (July 21, 2008)	40,000,000	$40,000	$(40,000)	$-	$-
Common shares issued for cash	2,718,000	2,718	4,077	-	6,795
Common shares issued for services	6,000,000	6,000	9,000		15,000
Imputed interest on advance from shareholder	-	-	420		420
Net loss	-	-	-	(25,000)	(25,000)
Balance, 31 December 2008	48,718,000	48,718	(26,503)	(25,000)	(2,785)
Common shares issued for services	250,000	$250	$2,250	$-	$2,500
Common shares issued for consideration	160,000	160	1,440	-	1,600
Imputed interest on advance from shareholder	-	-	1,550	-	1,550

Net loss	-	-	-	(125,173)	(125,173)
Balance, 31 December 2009	49,128,000	49,128	(21,263)	(150,173)	(122,308,)

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2009

1.	ORGANIZATION AND BASIS OF PRESENTATION

Zentric, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as an early stage product and services company that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.

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

The Company's ability to continue as a going concern is also contingent upon its ability to complete certain capital formation activities and generate working capital operations in the future. Management's plan in this regard is to secure additional funds through equity financing activities, and from loans made by the Company's stockholder.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

3.  BASIS OF PRESENTATION

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in FASB Pronouncements. Among the disclosures required are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with US GAAP, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

Organization and Start Up Costs

Costs of start up activities, including organization costs are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less. There were no cash equivalents at December 31, 2009 and 2008.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

Income Taxes

The Company had adopted Accounting Standard Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of December 31, 2009, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

Fair Value of Financial Instruments

The Company adopted ASC No. 820-10 (ASC 820-10), formerly SFAS 157, Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following presents assets that are measured and recognized at fair values as of December 31, 2009 on a non-recurring basis:

Level 1: None

Level 2: None

Level 3: None

As of December 31, 2009 and 2008, the carrying value of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Earnings or Loss Per Share

The Company follows ASC No. 260, formerly SFAS No. 128, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended December 31, 2009 and 2008.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

The Company currently has one revenue stream which is providing information technology consulting services. These revenues are recognized on completion of the services rendered. The customers are billed on completion and are due on receipt. As of December 31, 2009, no revenues have been earned.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Development Stage Company

The Company complies with FABS guidelines for its characterization of the Company as development stage.

 Stock Based Compensation

The Company adopted FASB guidance on stock compensation.  Under FASB ASC 718-10-30-2, all share-based payment to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value.  The Company did not grant any stock options during the period ended December 31, 2009.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services is recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

Recently Adopted Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification'" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition. See Note 9 for disclosures regarding our subsequent events.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company does not expect that adoption of these or other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this standard did not have a material impact on the results of operations or financial condition.

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

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

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

5. STOCKHOLDERS’ EQUITY

Total shares authorized as of December 31, 2009 and 2008 are 400,000,000 common shares, par value $0.001 per share.  Total shares issued as of December 31, 2009 and 2008 are 49,128,000 and 48,718,000, respectively.  Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

On July 23, 2008, we issued a total of 10,000,000 shares at par value worth $10,000 to Jeff Mak for services rendered as our founder with respect to the incorporation and set-up of Constant Environment. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. Mr. Mak is deemed our founder and promoter.

On August 20, 2008, we issued 500,000 shares at $0.01 per share and valued at $5,000 to Ka Leung Mak for business development services in China. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

On August 25, 2008, we issued 500,000 shares at $0.01 and valued at $5,000 to Kwok Kwong Chan for services as a director/secretary. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

On August 25, 2008, we issued 500,000 shares at $0.01 and valued at $5,000 to Domenic Macchione for sales and marketing services. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

For the period ended December 31, 2008, we issued 679,500 shares of common stock to 40 investors in a private placement. The consideration paid for such shares was $0.01 per share, amounting in the aggregate to $6,795.

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

On December 1, 2009 the Company  issued 50,000 shares of the Company's common stock for $2,500 of legal services with a value of $500 based on the last closing price for stock sold for cash.

On December 10, 2009 the Company entered into a Consulting Agreement wherein the consultant received 200,000 shares of the Company's common stock with a value of $2000 based on the last closing price for stock sold for cash.

6. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

The Company has received cash advances of $25,565 and $6,000 for the year ended December 31, 2009 and from inception to December 31, 2008, respectively from a director and shareholder.

Interest has been imputed at 10% resulting in interest expense of $1,550 and $420 for the years ended December 31, 2009 and from inception to December 31, 2008 respectively.

As described in Note 7 below, the company received loan from shareholders of $90,000 during the year ended December 31, 2009.

7. NOTE PAYABLE

During the year ended December 31, 2009, the Company issued the following notes:

On July 27, 2009 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $20,000 bearing 15% interest rate and due in one year.  As an incentive to providing the loan to the company, 20,000 shares of common stock was issued at a value of $.01 per share, which was the last price per share that shares was purchased with cash, resulting in a discount of $200 which is being amortized using straight-line during the term of the loan.

On August 7, 2009 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $50,000 bearing 15% interest rate and due in two year.  As an incentive to providing the loan to the company, 100,000 shares of common stock was issued at a value of $.01 per share, which was the last price that shares was purchased with cash, resulting in a discount of $1,000 which is being amortized using straight-line during the term of the loan.

On August 15, 2009 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $20,000 bearing 15% interest rate and due in one year.  As an incentive to providing the loan to the company, 40,000 shares of common stock was issued at a value of $.01 per share, which was the last price per share that shares was purchased with cash, resulting in a discount of $400 which is being amortized using straight-line during the term of the loan.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

8. SUPPLEMENTAL CASH FLOW INFORMATION

No interest or taxes were paid by the Company for the year ended December 31, 2009 and from inception to December 31, 2008.

9.  INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740-10, which requires use of the liability method.  ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on differences between the tax bases of assets and liabilities and their carrying amount for financial purposes, referred to as temporary differences.

As of December 31, 2009, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets. The net loss carryforward was $125,173 and $25,000 for the years ended December 31, 2008 and December 31, 2009 respectively.

The deferred tax asset for December 31, 2009 and December 31, 2008 is as follows:

	2009	2008
Deferred Tax Asset arising from Net Operating Loss Carry-forwards	$ 52,560	$ 8,750
Valuation allowance	(52,560)	(8,750)

Net deferred tax asset	$ -	$ -

10. SUBSEQUENT EVENTS

There were no events that took place subsequent to December 31, 2009 that in the opinion of management warrant further disclosures.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.   Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of period covered by this report in timely alerting them to material information relating to Zentric, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 due to the following material weaknesses in the company’s internal control over financial reporting:

•

A system of internal controls (including policies and procedures) has neither been designed nor implemented.

•

A formal, internal accounting system has not been implemented.

•

Segregation of duties in the handling of cash, cash receipt, and cash disbursement is not formalized.

•

A number of journal entries.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our

Form 10-K for the year ended December 31, 2010.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

Item 9B.   Other Information

None.

PART II

OTHER INFORMATION

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Positions and Offices Held

Kwok Kwong Chan	53	Director/Secretary
Jeff Mak	54	President/CEO/CFO/Secretary/Director/Treasurer, Principal Executive Officer, Principal Financial Officer

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held with us , the period during which he has served as such, and the business experience during at least the last five years:

JEFF MAK was appointed as our President, Chief Executive Officer, Chief Financial officer and a member of the Board of Directors as of July 23, 2008. Mr. Mak brings several years of experience in the design and technology industry. He was a founder and director of Logicsys Technologies, Inc a once publicly traded company on the TSX. He was also, president and founder of Eastgate Innovations, Inc. a product design and research and development company which owns several original patents and has licensed to several other companies. Mr. Mak was previously co-founder and director of Peceptek Inc. for 6 years since January 2002 to February 2008.

KWOK KWON CHAN was appointed as a member of the Board of Directors on August 25, 2008. Mr. Chan has over 35 years of experience with electronics industry at varies positions, including product design and top level manufacturing management up to 400 employees. Mr. Chan was officially trained by National Taiwan University with Bachelor degree of electrical engineering which is certified as North America equivalent. Mr. Chan also was trained and successfully completed Diploma in Business Management which is certified as North America equivalent also. Mr. Chan’s experiences not only supported him on product design but also on full scale business management too.

For the past 7 years, Mr. Chan has worked for NOVX Systems Inc., a high technologies company with new invention of optical signal switching. Mr. Chan worked as a “Senior technologies” and was responsible for electronics lab management for 3 years. Previously, Mr. Chan worked for Nytric Ltd.  as a Senior Design Engineer. Mr. Chan was responsible of new product design and development, feasibility study of new inventions.

Neither our sole executive officer nor any of our directors is a director in any other U.S. reporting companies. Our director/officer has not been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which the Company’s officer/directors, or any associate of any such officer/directors, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Audit Committee and Expert

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or director at will. The policy of having no committee will change if the constitution of one such becomes necessary as a result of growth of the company or as mandated by public policy.

Auditors; Code of Ethics; Financial Expert

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 11. Executive Compensation

Summary Compensation

Since our incorporation on July 21, 2008, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such, other than the issuance of 500,000 shares of the Company’s common stock to Kwok Kwong Chan on August 6, 2008.  We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on July 21, 2008, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no equity incentive plans.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on July 21, 2003, we have issued 500,000 shares of common stock to Kwok Kwong Chan in consideration for his services rendered in his capacity as director, valued in the amount of $5,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 9, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 49,128,000 shares of our common stock issued and outstanding as of April 9, 2010.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Zentric, Inc., Unit C2, 802 Southdown Road, Mississauga, Ontario, L5J Canada.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Jeff Mak	Common	20,000,000	40.7%
Mr. Kwok Kwong Chan	Common	1,500,000	3.05%

Directors and Officers as a Group (2 person)	Common	21,500,000	43.8%

Changes in Control

There are no arrangements which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholder or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

Since Mr. Jeff Mak became our sole officer and a director, he has advanced funds for professional fees and general expenses in the amount of $25,565 and $6,000 as of December 31, 2009 and 2008, respectively.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2009 and 2008 were $3,000 and $3,200 respectively.

Audit-Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule A.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred fees during the last two fiscal years ended December 31, 2009 and 2008 were $7,500 and $0 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10Q.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

a)

Exhibits

(3.1)

(i)  Articles of Incorporation

(3.2)

(ii)  Bylaws.

(1)

(31.1)

Rule 13a-14(a)/15d-14(a) Certifications

(i)  Certification of Jeff Mak

(32.1)

Certification  Pursuant To The Sarbanes-Oxley Act 18 U.S.C. Section 1350 As

Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(i)  Certification of Jeff Mak

(1) Incorporated by reference to previous filing

(2)These items have been previously filed

b)

Reports on Form 8-K

Form 8-K Filed on December 14, 2009 reporting a license agreement.

Form 8-K Filed on January 15, 2010 reporting a name change.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

  ZENTRIC, INC.

Date: April 15, 2010

By:                /s/ Jeff Mak

Name:           Jeff Mak
Title:             President, Chief Executive Officer,
                      Chief Financial Officer  (Principal Executive
                      Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Jeff Mak, the President, Chief Executive Officer and Chief Financial Officer of Zentric, Inc. (“Zentric”) certify that:

1.	I have reviewed this Annual Report on Form 10-K of Zentric, Inc. for the period ended December 31, 2009;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Zentric as of, and for, the periods presented in this report;

4.	Zentric’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Zentric and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Zentric, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of Zentric’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in Zentric’s internal control over financial reporting that occurred during Zentric’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Zentric’s internal control over financial reporting; and

5.	Zentric’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Zentric’s auditors and the audit committee of Zentric’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Zentric’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Zentric’s internal control over financial reporting

Date: April 15, 2010

By:

/s/ Jeff Mak

Name:

Jeff Mak

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Zentric, Inc. (the “Company”) for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeff Mak, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2010

By:

/s/ Jeff Mak

Name:

Jeff Mak

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive
Financial and Accounting Officer)