Form 10-Q
period 2010-03-31
Zentric, Inc.
filed 2010-05-12
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2010:  49,178,000 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T.	Control and Procedures	12

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

ZENTRIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$100	$-
Prepaid Expense	-	4,767
Total Assets	$100	$4,767

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,704	$6,560
Advances from shareholder	35,339	31,565
Note payable, net of discount	113,850	88,950

Total Liabilities	158,893	127,075

Stockholders' Deficit
Common stock: $0.001 par value, 400,000,000 common shares authorized, 49,178,000 and 49,128,000 common shares outstanding as of December 31, 2009 and March 31, 2010, respectively	49,178	49,128
Additional paid-in capital	(20,548)	(21,263)
Deficit accumulated during the development stage	(187,423)	(150,173

Total Stockholders' Deficit	(158,793)	(122,308

Total Liabilities and Stockholders' Deficit	$100	$4,767

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	For The Period From Inception (July 21, 2008) to March 31, 2010
REVENUE	$-	$ -	$-
EXPENSES
Office and General	6,284	-	15,492
Professional fees	1,700	13,496	42,685
Interest expense	4,266	780	12,166
Consulting and subcontracting	25,000	-	117,000
Bank charges	-	-	80
	37,250	14,276	187,423

NET LOSS	$(37,250)	$ (14,276)	$(187,423)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	49,132,494	12,179,500

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			July 21, 2008
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(37,250)	$ (14,276)	$ (187,423)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	-	-	17,500
Interest payable – related party loans	3,069	-	7,917
Imputed interest on advance from shareholder	265	780	2,235
Amortization on note discount	400	-	950
Changes in assets and liabilities
Prepaid Expense	4,767	-	4,767
Accounts payable and accrued liabilities	75	-	1,787

Cash flows used in operating activities	(28,674)	(13,496)	(152,267)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	6,795
Advances from related party	3,774	-	35,339
Borrowings on debt	25,000	10,296	115,000

Cash flows provided by financing activities	28,774	10,296	157,134

Net (Decrease) Increase in Cash	100	(3,200)	4,867

Cash and Cash Equivalents, beginning of year	-	3,215	-

Cash and Cash Equivalents, end of year	$100	$ 15	$ 100

Supplemental Cash Flow Information
Interest paid	-	--	-
Income taxes paid	-	--	-

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010 (unaudited)

1.	ORGANIZATION AND NATURE OF BUSINESS

Zentric, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as Constant Environment, Inc. and changed it’s name to Zentric, Inc. on December 16, 2009. The company is an advanced battery technology company based on a new and revolutionary technology that incorporates high voltages dual electrolytes to produce higher voltages and power. The business of “Constant Environment” remains as a division of Zenrtic. The division is a separate business that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items

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

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

In preparing financial statements, the Company's management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an on-going basis, including those related to contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Results of operations for the interim periods are not indicative of annual results.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010 (unaudited)

4. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company have received cash advanced of $3,774 and $35,339 for the three months ended March 31, 2010 and from inception to March 31, 2010, respectively from a director and shareholder.

Interest has been imputed at 7% resulting in interest expense of $265 and $2,235 for the three months ended March 31, 2010 and from inception to March 31, 2010 respectively.

5. STOCKHOLDERS’ EQUITY

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

On March 25, 2010 the Company entered into a Loan Agreement with Lucilla Ho wherein she agreed to loan the Company $25,000 and she will receive 50,000 shares of the Company's common stock as a loan incentive value at $0.01 per share which was the last price that shares was purchased for with cash.  The shares issued resulted in a discount which is being amortized straight-line over the term of the note.

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

6.  NOTE PAYABLE

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

March 31, 2010 (unaudited)

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

On March 25, 2010 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $25,000 bearing 15% interest rate due in one year.  As an incentive in providing the loan to the company, 50,000 shares of common stock was issued at a value of $0.01 per share, which was the last price that shares was purchased with cash, resulting in a discount of $500 which is being amortized using straight-line during the term of the loan.

7.  SUBSEQUENT EVENTS

There are no events subsequent to quarter end March 31, 2010 that in the opinion of management warrants further disclosures.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009.

The Company did not generate any revenues for the three months ended March 31, 2010 and March 31, 2009.

Professional fees include legal and accounting fees and filing fees. Professional fees for the three months ended March 31, 2010 and March 31, 2009 was $1,700 and $13,496 respectively.

Consulting and subcontracting fees for the three months ended March 31, 2010 and March 31, 2009 was $25,000 and nil respectively.

Office and general expense for the three months ended March 31, 2010 and March 31, 2009 was $6,284 and nil respectively.

Interest expense for the three months ended March 31, 2010 and March 31, 2009 was $4,266 and $780 respectively.

Net loss for the three months ended March 31, 2010 and March 31, 2009 was $37,250 and $14,276 respectively. The loss was primarily due to the consulting fees, professional fees and interest expenses.

Loss per share was $0.00 for the three months ended March 31, 2010 and March 31, 2009.

There were no services contributed by shareholder or bank charges expenses for the three months ended March 31, 2010 and March 31, 2009.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010 (unaudited)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had a working capital deficiency of $158,793, which represented a working capital decrease of $36,485 as compared to the working capital deficiency position of $122,308 as of December 31, 2009. The decrease is mainly due to the increase of our accounts payable. We did not raise any cash from issuance of common stock. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the three month period ended March 31, 2010 was ($28,674).

Cash flows used in financing activities for the three month period ended March 31, 2010 was $28,774, which was due to loans.

On July 27, 2009 the Company entered into a Loan Agreement with Lucilla Ho wherein she agreed to loan the Company $20,000 and she will receive 5,000 shares of the Company’s common stock.

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

On March 21, 2010 the Company entered into a Loan Agreement with Lucilla Ho wherein she agreed to loan the Company $25,000 and she will receive 50,000 shares of the Company’s common stock.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2009, our independent registered public accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010 (unaudited)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes in our existing accounting policies from the disclosures included in our 2009 Annual Report on Form 10-K.

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

Item 4T. Controls and Procedures

Management's evaluation of disclosure controls and procedures

The management of the company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (one individual) as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

Changes in Internal Controls

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010 (unaudited)

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

(B)  Reports on Form 8-K

Form 8-K Filed on January 15, 2010 reporting a name change.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ZENTRIC, INC.
Registrant

Date: May 12, 2010	By: /s/ Jeff Mak
Jeff Mak
President, Chief Executive Officer, Principal Accounting Officer and Director