Form 10-Q
period 2010-06-30
Zentric, Inc.
filed 2010-08-18
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2010:  49,178,000 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4T.	Control and Procedures	10

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits and Reports on Form 8-K	11

ZENTRIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$382	$-
Prepaid Expense	-	4,767
Total Assets	$382	$4,767

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$121,739	$6,560
Advances from shareholder	46,481	31,565
Note payable, net of discount	122,983	88,950

Total Liabilities	291,203	127,075

Stockholders' Deficit
Common stock: $0.001 par value, 400,000,000 common shares authorized, 49,178,000 and 49,128,000 common shares outstanding as of June 30, 2010 and December 31, 2009, respectively	49,178	49,128
Additional paid-in capital	(19,434)	(21,263)
Deficit accumulated during the development stage	(320,565)	(150,173)

Total Stockholders' Deficit	(290,821)	(122,308)

Total Liabilities and Stockholders' Deficit	$382	$4,767

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	For The Period From Inception to June 30, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -
EXPENSES
Office an General	16,392	3,226	17,909	5,022	27,117
Professional fees	3,400	1,500	5,100	13,200	46,085
Interest Expense	6,173	360	10,440	1,140	18,340
Prepaid expense	-	-	-	-	4,767
Consulting and subcontracting	111,731	-	136,731	-	223,964
Bank charges	212	-	212	-	292
	137,908	5,086	170,392	19,362	320,565
NET LOSS	($137,908)	($5,086)	($170,392)	($19,362)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	($0.00)	($0.00)	($0.00)	($0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	49,178,000	49,128,000	49,155,000	49,128,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	For the Period From Inception to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (170,392)	$ (19,362)	$ (320,565)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	17,500
Interest payable - related party loans	8,177		13,025
Imputed interest on advance from shareholder	1,379	1,140	3,349
Amortization on note discount	883		1,435
Changes in operating assets and liabilities:
Prepaid Expenses	4,767	-	-
Accounts payable and accrued liabilities	107,669	-	109,380
NET CASH USED IN OPERATING ACTIVITIES	(47,517)	(18,222)	(175,876)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock			6,795
Advances from related party	14,917		46,481
Borrowings on debt - related party	32,982	15,022	122,982
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	47,899	15,022	176,258
NET (DECREASE) INCREASE IN CASH	382	(3,200)	382
CASH, BEGINNING OF PERIOD	-	3,215	-
CASH, END OF PERIOD	$ 382	$ 15	$ 382

SUPLLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2010 (unaudited)

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

June 30, 2010 (unaudited)

4. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company have received cash advanced of $14,917 and $ 46,481 for the six months ended June 30, 2010 and from inception to June 30, 2010, respectively from a director and shareholder.

Interest has been imputed at 7% resulting in interest expense of $1,379 and $ 3,349 for the six months ended June 30, 2010 and from inception to June 30, 2010 respectively.

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

On April 20, 2010 we entered into a standard Loan Agreement with a company wherein they agreed to loan us $7,982 bearing 15% interest rate due in one year.  The note is currently not convertible to common stock or any other instrument.

7.  SUBSEQUENT EVENTS

There are no events subsequent to quarter end June 30, 2010 that in the opinion of management warrants further disclosures.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009.

The Company did not generate any revenues for the three months ended June 30, 2010 and June 30, 2009.

Professional fees include legal and accounting fees and filing fees. Professional fees for the six months ended June 30, 2010 and June 30, 2009 was $5,100 and $13,200 respectively.

Consulting and subcontracting fees for the six months ended June 30, 2010 and June 30, 2009 was $136,731 and nil respectively. The increase is mainly due to fees related to the license agreement with Versitech Limited.

Office and general expense for the six months ended June 30, 2010 and June 30, 2009 was $17,909 and $5,022 respectively.

Interest expense for the six months ended June 30, 2010 and June 30, 2009 was $10,440 and $1,140 respectively.

Bank charges expense was $212 and nil for the six months ended June 30, 2010 and June 30, 2009 respectively.

Net loss for the six months ended June 30, 2010 and June 30, 2009 was $170,392 and $19,362 respectively. The loss was primarily due to the consulting fees, professional fees and interest expenses.

Loss per share was $0.00 for the three months ended June 30, 2010 and June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had a working capital deficiency of $290,821, which represented a working capital decrease of $168,513 as compared to the working capital deficiency position of $122,308 as of December 31, 2009. The decrease is mainly due to the increase of our accounts payable. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the six month period ended June 30, 2010 was ($47,517).

Cash flows used in financing activities for the six month period ended June 30, 2010 was $47,899, which was due to loans.

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

On April 20, 2010 we entered into a Loan Agreement with a company wherein they agreed to loan us $7,982 bearing 15% interest rate due in one year.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

ZENTRIC, INC.
Registrant

Date: August 18, 2010	By: /s/ Jeff Mak
Jeff Mak
President, Chief Executive Officer, Principal Accounting Officer and Director