Form 10-Q
period 2010-09-30
Zentric, Inc.
filed 2010-11-19
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 19, 2010:  60,693,219 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T.	Control and Procedures	12

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13

ZENTRIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$311	$-
Prepaid Expense	-	4,767
Total Assets	$311	$4,767

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$121,542	$6,560
Advances from shareholder	53,039	31,565
Note payable, net of discount	84,918	88,950

Total Liabilities	259,499	127,075

Stockholders' Deficit
Common stock: $0.001 par value, 100,000,000 common shares authorized, 49,178,000 and 49,128,000 common shares outstanding as of September 30, 2010 and December 31, 2009, respectively	49,178	49,128
Stock payable, 2,365,200 and 0 shares at September 30, 2010 and December 31, 2009, respectively	120,625	-
Additional paid-in capital	(18,975)	(21,263)
Deficit accumulated during the development stage	(410,016)	(150,173

Total Stockholders' Deficit	(259,188)	(122,308

Total Liabilities and Stockholders' Deficit	$311	$4,767

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	For The Period From Inception to September 30, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -
EXPENSES
Office an General	7,950	2,716	25,859	7,738	35,068
Professional fees	1,600	18,750	6,700	31,950	47,685
Interest Expense	6,515	2,494	16,955	3,634	24,855
Prepaid expense	-	-	-	-	4,767
Consulting and subcontracting	-	67,000	136,731	67,000	223,964
Bank charges	64	-	277	-	356
Loss on settlement	73,321	-	73,321	-	73,321
	89,450	90,960	259,843	110,322	410,016
NET LOSS	($89,450)	($90,960)	($259,843)	($110,322)	($410,016)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	($0.00)	($0.00)	($0.00)	($0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	49,178,000	48,769,282	49,163,111	48,749,648

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	For the Period From Inception to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (259,843)	$ (110,322)	$ (410,016)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	17,500
Interest payable - related party loans	13,135	1,575	14,710
Imputed interest on advance from shareholder	1,838	-	3,808
Amortization on note discount	1,450	150	2,000
Loss on settlement of debt	73,321	-	73,321
Changes in operating assets and liabilities:
Prepaid Expenses	4,767	-	-
Accounts payable and accrued liabilities	109,151	4,605	114,136
NET CASH USED IN OPERATING ACTIVITIES	(56,181)	(103,992)	(184,541)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock			6,795
Advances from related party	21,474	15,562	53,039
Borrowings on debt - related party	35,018	90,000	125,018
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	56,492	105,562	184,852
NET (DECREASE) INCREASE IN CASH	311	1,570	311
CASH, BEGINNING OF PERIOD	-	3,215	-
CASH, END OF PERIOD	$ 311	$ 4,785	$ 311

SUPLLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash investment and financing activities Shares issued as incentive for debt	500	-	2,100

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

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

Results of operations for the interim periods are not necessarily indicative of annual results.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

4. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company have received cash advanced of $21,474 and $53,039 for the nine months ended September 30, 2010 and from inception to September 30, 2010, respectively from a director and shareholder.

Interest has been imputed at 7% resulting in interest expense of $1,838 and $ 3,808 for the nine months ended September 30, 2010 and from inception to September 30, 2010 respectively.

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

On September 30, 2010 the Company received Conversion Notice from note holder to settle outstanding debt of $20,000 principal and $3,799 accrued interest by issuing 1,189,950 shares of common stock at a price of $0.02 per share.  The total fair value of the shares was $60,687 based on the closing price per share, resulting in a loss of extinguishment of debt of $36,888.  The shares remain unissued as quarter ended.

On September 30, 2010 the Company received Conversion Notice from note holder to settle outstanding debt of $20,000 principal and $3,505 accrued interest by issuing 1,175,250 shares of common stock at a price of $0.02 per share.  The total fair value of the shares was $59,938 based on the closing price per share, resulting in a loss of extinguishment of debt of $36,433.  The shares remain unissued as quarter ended.

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

6.  NOTE PAYABLE

On July 27, 2009 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $20,000 bearing 15% interest rate and due in one year. As an incentive to providing the loan to the company, 20,000 shares of common stock was issued at a value of $.01 per share, which was the last price per share that shares was purchased with cash, resulting in a discount of $200 which is being amortized using straight-line during the term of the loan. On September 30, 2010 the Company received Conversion Notice from note holder to settle outstanding debt of $20,000 principal and $3,799 accrued interest by issuing 1,189,950 shares of common stock at a price of $0.02 per share.  The total fair value of the shares was $60,687 based on the closing price per share, resulting in a loss of extinguishment of debt of $36,888.

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

On August 15, 2009 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $20,000 bearing 15% interest rate and due in one year. As an incentive to providing the loan to the company, 40,000 shares of common stock was issued at a value of $.01 per share, which was the last price per share that shares was purchased with cash, resulting in a discount of $400 which is being amortized using straight-line during the term of the loan. On September 30, 2010 the Company received Conversion Notice from note holder to settle outstanding debt of $20,000 principal and $3,505 accrued interest by issuing 1,175,250 shares of common stock at a price of $0.02 per share.  The total fair value of the shares was $59,938 based on the closing price per share, resulting in a loss of extinguishment of debt of $36,433.

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

On April 20, 2010 we entered into a standard Loan Agreement with a company wherein they agreed to loan us $8,000 bearing 15% interest rate due in one year.  The note is currently not convertible to common stock or any other instrument.

On July 27, 2010 we entered into a standard Loan Agreement with a company wherein they agreed to loan us $2,018 bearing 15% interest rate due in one year. The note is currently not convertible to common stock or any other instrument.

7.  SUBSEQUENT EVENTS

On October 1, 2010, the Company issued 2,365,219 shares of our common stock that was previously authorized September 30, 2010.

On October 1, 2010, the Company issued 9,200,000 shares of our common stock for services for 5 separate individuals and entities. The fair value of the stock is $552,000.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009.

The Company did not generate any revenues for the nine months ended September 30, 2010 and September 30, 2009.

Professional fees include legal and accounting fees and filing fees. Professional fees for the nine months ended September 30, 2010 and September 30, 2009 was $6,700 and $31,950 respectively.

Consulting and subcontracting fees for the nine months ended September 30, 2010 and September 30, 2009 was $136,731 and $67,000 respectively. The increase is mainly due to fees related to the license agreement with Versitech Limited.

Office and general expense for the nine months ended September 30, 2010 and September 30, 2009 was $25,859 and $7,738 respectively.

Interest expense for the nine months ended September 30, 2010 and September 30, 2009 was $16,955 and $3,634 respectively.

Bank charges expense was $276 and nil for the nine months ended September 30, 2010 and September 30, 2009 respectively.

Loss on Conversion was $73,321 and nit for the nine months ended September 30, 2010 and September 30, 2009 respectively.

Net loss for the nine months ended September 30, 2010 and September 30, 2009 was $259,843 and $110,322 respectively. The loss was primarily due to the consulting fees, professional fees and interest expenses.

Loss per share was $0.00 for the three months ended September 30, 2010 and September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had a working capital deficiency of $259,188, which represented a working capital decrease of $136,880 as compared to the working capital deficiency position of $122,308 as of December 31, 2009. The decrease is mainly due to the increase of our accounts payable. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the nine month period ended September 30, 2010 was ($56,181).

Cash flows used in financing activities for the nine month period ended September 30, 2010 was $56,492, which was due to loans.

On July 27, 2009 the Company entered into a Loan Agreement with Lucilla Ho wherein she agreed to loan the Company $20,000 and she will receive 5,000 shares of the Company’s common stock.  On September 30, 2010 holder have choose to convert principal and interest into 1,189,950 shares of common stock at the price of $0.02 per share.

On August 7, 2009 the Company entered into a Loan Agreement with 1456146 Ontario Limited of which Fred Lai is the principal.  The 1456146 Ontario Limited agreed to loan the Company $50,000 and 1456146 Ontario Limited will receive 100,000 shares of the Company’s common stock.

On August 15, 2009 the Company entered into a Loan Agreement with Ricky Wu wherein he agreed to loan the Company $20,000 and he will receive 40,000 shares of the Company's common stock. On September 30, 2010 holder have choose to convert principal and interest into 1,175,250 shares of common stock at the price of $0.02 per share.

On March 21, 2010 the Company entered into a Loan Agreement with Lucilla Ho wherein she agreed to loan the Company $25,000 and she will receive 50,000 shares of the Company’s common stock.

On April 20, 2010 we entered into a Loan Agreement with a company wherein they agreed to loan us $8,000 bearing 15% interest rate due in one year.

On July  27, 2010 we entered into a Loan Agreement with a company wherein they agreed to loan us $2,018 bearing 15% interest rate due in one year.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

Form 8-K Filed on October 19, 2010 reporting a jont venture agreement.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ZENTRIC, INC.
Registrant

Date: November 19, 2010	By: /s/ Jeff Mak
Jeff Mak
President, Chief Executive Officer, Principal Accounting Officer and Director