Form 10-K
period 2010-12-31
Zentric, Inc.
filed 2011-04-15
CIK 1457435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of April 14, 2011 60,973,219 shares of Common Stock, par value $0.001 per share, were outstanding.

TABLE OF CONTENTS

PART I

Item 1.

Business

4

Item 1A

Risk Factors

4

Item 1B.

Unresolved Staff Comments

Item 2.

Properties

4

Item 3.

Legal Proceedings

4

Item 4.

Submission Of Matters To A Vote Of Security Holders

4

PART II

Item 5.

Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 5

Item 6

Selected Financial Data

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

 6

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Item 8

Financial Statements and Supplementary Data

12

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A (T)

Control and Procedures

28

Item 9B.

Other Information

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

29

Item 11

Executive Compensation

31

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

31

Item 13.

Certain Relationships and Related Transactions and Director Independence

32

Item 14.

Principal Accountant Fees And Services

32

Item 15

Exhibits, Financial Statement Schedules

33

SIGNATURES

33

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

On October 15, 2010, Zentric, Inc. entered into a joint venture agreement with Hengxin Group and Jet Glory Asia Group Limited to develop and operate a battery manufacturing plant in Jilin, China.  As of December 31, 2010 there have been no assets, liabilities and operations within the joint venture. Per the agreement, the new joint venture company ownership will be: ZENTRIC (or any affiliated company designated by Zentric):  70%;  HENGXIN (and/or its Associates): 20%; and Jet Glory (or its Associates): 10%.

Business Division

The business of “Constant Environment” remains as a division of Zentric. The division is a separate business that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.

Employees, Officers and Directors

Employees

We have no employees as of the date of this prospectus other than our sole executive officer and directors who devote only part of their time to our business.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2.  Properties.

Our mailing address is Unit C2, 802 Southdown Road, Mississauga, Ontario, L5J 2Y4, for which we pay $2,298.63 Cdn per month for a one year term.

Effective January 1, 2010, we agreed to lease the approximately 1,420 square feet of space (“Leased Space”) for a 5 years term. The Leased Space to be suitable for, and utilized by us for our administration, management and development.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2010, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

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

Holders

As of April 14, 2011there were 60,973,219 shares of common stock issued and outstanding, 25,000,000 of which are controlled by Jeff Mak, the Company's officer and director.

As of April 14, 2011 there were 43 holders of record of shares of our common stock.  Holders of common stock do not have cumulative voting rights.

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

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Income Taxes

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.  As of December 31, 2010, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

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

There were no dilutive financial instruments for the years ended December 31, 2010 or 2009.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

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

RESULTS OF OPERATIONS

The Company did not generate any revenues for the years ended December 31, 2010 and December 31, 2009.

Professional fees include legal and accounting fees and filing fees. Professional fees for the years ended December 31, 2010 and December 31, 2009 was $3,232 and $39,484 respectively.

Consulting and contracting expenses for the years ended December 31, 2010 and December 31, 2009 was $658,096 and $69,000.

Office and general expenses for the years ended December 31, 2010 and December 31, 2009 was $43,442 and $9,209.

Loss on stock issued for the years ended December 31, 2010 and December 31, 2009 was $73,321 and $0.

Services contributed by shareholder for the years ended December 31, 2010 and December 31, 2009 was $300,000 and $0.

Net loss for the years ended December 31, 2010 and December 31, 2009 was $801,073 and $125,173 respectively.  The loss was primarily due to the consultant and subcontracting fees.

Loss per share was $0.02 and $0.00 for the years ended December 31, 2010 and December 31, 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had a working capital deficiency of $194,271, which represented a working capital decrease of $71,963 as compared to the working capital deficiency position of $122,308 as of December 31, 2009. The decrease is mainly due to the increase of our accounts payable and short-term related party note payable. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the year ended December 31, 2010 was ($95,084). Cash flows provided by financing activities for the year ended December 31, 2010 was $98,451, which was due to stockholder contributions and borrowings on debt.

On March 25, 2010 the Company entered into a Loan Agreement with Lucilla Ho wherein she agreed to loan the Company $20,000 at an annual interest rate of 15% and she will receive 50,000 shares of the Company’s common stock. Such shares shall be restricted in accordance with Rule 144 of the Securities Act of 1933.  The shares are valued at the fair market value at the date of the agreement and treated as a discount, net of total loan received.  The discount is amortized over the term of the note using straight line.  A copy of the Loan Agreement is attached as exhibit 10.3.

On April 20, 2010 the Company entered into a Loan Agreement with Zmt Limited wherein agreed to loan the Company $8,000 with an annual interest rate of 15%.  The loan is not convertible with a maturity of one year.

On July 27, 2010 the Company entered into a Loan Agreement with Zmt Limited wherein agreed to loan the Company $2,018 with an annual interest rate of 15%. The loan is not convertible with a maturity of one year.

On November 3, 2010 the Company entered into a Loan Agreement with Zmt Limited wherein agreed to loan the Company $5,000 with an annual interest rate of 15%. The loan is not convertible with a maturity of one year.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements.

ZENTRIC, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 and 2009

AND THE PERIOD FROM JULY 21, 2008 (INCEPTION) THROUGH DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Zentric, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Zentric, Inc. (a development stage company) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' equity, and cash flows for the period from July 21, 2008 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zentric, Inc., as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 11, 2011

ZENTRIC, INC.

(A Development Stage Company)

 BALANCE SHEETS

	December, 31 2010	December, 31 2009
ASSETS
Current Assets
Cash	$3,367	$-
Prepaid Expenses	100	4,767
Total Current Assets	3,467	4,767
Total Assets	$3,467	$4,767

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$52,678	$6,560
Advances from related party	55,018	31,565
Note payable, net discount	90,042	88,950

Total Liabilities	197,738	127,075

Stockholders' Deficit
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,937,3219 and 49,128,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	60,973	49,128
Additional paid-in capital	696,002	(21,263)
Deficit accumulated during the development stage	(951,246)	(150,173)

Total Stockholders' Deficit	(194,271)	(122,308)

Total Liabilities and Stockholders' Deficit	$3,467	$4,767

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009	For The Period From Inception (July 21, 2008) to December, 31 2010
REVENUE	$-	$ -	$-
OPERATING EXPENSES
Consulting and sub-contracting	658,096	69,000	742,096
Office and General	43,442	9,209	52,651
Professional fees	3,232	39,484	52,216
Loss on stock issued	73,321	-	73,321
Bank charges	350	-	430
LOSS BEFORE OTHER EXPENSE	778,441	117,693	920,714
Other Expense
Interest expense	22,632	7,480	30,532
NET LOSS	$(801,073)	(125,173)	$(951,246)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.02)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	50,083,632	49,128,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			July 21, 2008
			(Inception)
	Year Ended	Year Ended	Through
	December 31, 2010	December 31, 2009	December 31, 2010

Cash Flows from Operating Activities
Net loss	$(801,073)	$ (125,173)	$ (951,246)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	569,365	2,500	586,865
Loss on Conversion of Debt	73,321	-	73,321
Imputed interest on advance from shareholder	3,620	1,550	5,590
Amortization on note discount	1,575	550	2,125
Changes in assets and liabilities
Prepaid Expenses	4,667	(4,767)	(100)
Accounts payable and accrued liabilities	35,984	1,712	60,001

Cash flows used in operating activities	(95,084)	(118,780)	(223,444)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	6,795
Advances from related party	58,433	25,565	89,998
Borrowings on debt – related party	40,018	90,000	130,018

Cash flows provided by financing activities	98,451	115,565	226,811

Net (Decrease) Increase in Cash	3,367	(3,215)	(3,367
Cash and Cash Equivalents, beginning of year	-	3,215	-

Cash and Cash Equivalents, end of year	$ 3,367	$ -	$ 3,367

Supplemental Disclosures
Interest Paid	-	-	-
Income tax Paid	-	-	-
Non-cash Investing and Financing Activities
Forgiveness of related party debt	35,000	-	35,000
Stock issued as incentive on loan	500	1,600	2,100

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (Deficit)

FOR THE PERIOD FROM July 21, 2008 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock		Additional Paid-In	Deficit Accumulated During the
	Shares	Amount	Capital	Development Stage	Stockholders' Equity (Deficit)
Common shares issued at inception	40,000,000	$40,000	$(40,000)	$-	$-
Common shares issued for cash	2,718,000	2,718	4,077	-	6,795
Common shares issued for services	6,000,000	6,000	9,000		15,000
Imputed interest on shareholder advance	-	-	420		420
Net loss	-	-	-	(25,000)	(25,000)
Balance, 31 December 2008	48,718,000	48,718	(25,503	(25,000)	(2,785)
Common shares issued for services	250,000	250	2,250	-	2,500
Shares issued as loan incentives	160,000	160	1,440	-	1,600
Imputed interest on shareholder advance	-	-	1,550	-	1,550
Net loss	-	-	-	(125,173)	(125,173)
Balance, 31 December 2009	49,128,000	49,128	(21,263)	(150,173)	(122,308)
Common shares issued for services	9,430,000	9,430	559,935	-	569,365
Common shares issued for debt conversion	2,365,219	2,365	118,260	-	118,260
Shares issued as loan incentives	50,000	50	450		500
Imputed interest on advance from shareholder	-	-	3,620	-	1,945
Forgiveness of debt – related party	-	-	35,000	-	1,945
Net loss	-	-	-	(801,073)	(801,073)
Balance, 31 December 2010	60,973,219	$60,973	$696,002	$(951,246)	$(194,271)

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010

1.

ORGANIZATION AND BASIS OF PRESENTATION

Constant Environment, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as an early stage product and services company that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.

On December 16, 2009 the Board of Directors of Constant Environment, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing the Company’s name to Zentric, Inc

On October 15, 2010, Zentric, Inc. entered into a joint venture agreement with Hengxin Group and Jet Glory Asia Group Limited to develop and operate a battery manufacturing plant in Jilin, China.

2.

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company suffered a net loss from operations and has a net deficiency, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to complete public equity financing and generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through equity financing and through loans made by the Company's stockholders.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)    Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2010 and 2009, the Company had no cash equivalents.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010

d)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)

Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. The fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010

h)

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operation

4.

STOCKHOLDERS’ EQUITY

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

On July 23, 2008, we issued a total of 40,000,000 shares (adjusted retroactively for 4:1 split) worth $10,000 to Jeff Mak for services rendered as our founder with respect to the incorporation and set-up of Constant Environment. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. Mr. Mak is deemed our founder and promoter.

On August 20, 2008, we issued 2,000,000 shares (adjusted retroactively for 4:1 split) to Ka Leung Mak for business development services in China. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

On August 25, 2008, we issued 2,000,000 shares (adjusted retroactively for 4:1 split) to Kwok Kwong Chan for services as a director/secretary. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

On August 25, 2008, we issued 2,000,000 shares (adjusted retroactively for 4:1 split) to Domenic Macchione for sales and marketing services. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

For the period ended December 31, 2008, we issued 2,718,000 shares (adjusted retroactively for 4:1 split) of common stock to 40 investors in a private placement.  The consideration paid for such shares was $0.01 per share, amounting in the aggregate to $6,795.

A 4 for 1 forward split of our common stock was deemed effective on August 5, 2009.  The Company had 12,179,500 shares outstanding prior to the split, and will have 48,878,000 shares outstanding following the split.

On July 27, 2009 the Company entered into a Loan Agreement with Lucilla Ho wherein she agreed to loan the Company $20,000 and she will receive 5,000 shares of the Company’s common stock. Such shares shall be restricted in accordance with Rule 144 of the Securities Act of 1933.  The shares were value at the last sell price of common stock for cash at $0.01 and treated as a discount on the note.  A copy of the Loan Agreement is attached as exhibit 10.3.

On August 7, 2009 the Company entered into a Loan Agreement with 1456146 Ontario Limited of which Fred Lai is the principal.  The 1456146 Ontario Limited agreed to loan the Company $50,000 and 1456146 Ontario Limited will receive 100,000 shares of the Company’s common stock. Such shares shall be restricted in accordance with Rule 144 of the Securities Act of 1933.  The shares were value at the last sell price of common stock for cash at $0.01 and treated as a discount on the note.  A copy of the Loan Agreement is attached as exhibit 10.4.

On August 15, 2009 the Company entered into a Loan Agreement with Ricky Wu wherein he agreed to loan the Company $20,000 and he will receive 40,000 shares of the Company's common stock. Such shares shall be restricted in accordance with Rule 144 of the Securities Act of 1933. The shares were value at the last sell price of common stock for cash at $0.01 and treated as a discount on the note.  A copy of the Loan Agreement is attached as exhibit 10.5.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010

On March 25, 2010 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $25,000 and received 50,000 shares of our common stock as an incentive for providing the loan.  The shares were value at the last sell price of common stock for cash at $0.01 and treated as a discount on the note.

On October 1, 2010, holders of the Company’s notes elected to convert loans into 2,365,219 shares of our common stock for $47,130 of principal and interest.  Shares were valued based on fair market value of conversion and as a result the company recorded a loss of $73,321on conversion of debt.

On October 1, 2010, the Company issued 9,200,000 shares of our common stock for $460,000 consulting services.  Shares were valued based on fair market value on the date of authorization.

On December 1 2010, the Company’s board of directors declared to issue 230,000 shares of our common stock for $23,000 consulting services.  Shares were valued based on fair market value on the date of authorization.

5.

 RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

The Company has received cash advances of $23,453 and $25,565 for the years ended December 31, 2010 and December 31, 2009, respectively from a director and shareholder.

The Company received a short-term advance from a related party of $35,000 during the year to pay for expenses, the loan was forgiven and written off to additional paid-in capital.

Interest has been imputed at 10% resulting in interest expense of $3,620 and $1,550 for the years ended December 31, 2010 and December 31, 2009, respectively.

As seen in Note 6 below, the company received loan from shareholders of $40,018 during the year ended December 31, 2010.

6.

 NOTE PAYABLE

During the year ended December 31, 2010, the Company issued the following notes:

On March 25, 2010 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $25,000 bearing 15% interest rate and due in one year.  As an incentive to providing the loan to the company, 50,000 shares of common stock was issued at a value of $.01 per share resulting in a discount of $500 which is being amortized using straight-line during the term of the loan.

On April 20, 2010 we entered into a Loan Agreement for $8,000 bearing 15% interest rate.

On July 27, 2010 we entered into a Loan Agreement for $2,018 bearing 15% interest rate.

On October 1, 2010, $47,130 of principal and accrued interest was converted into 2,365,219 shares of our common stock Shares were valued based on fair market value of conversion and as a result the company recorded a loss of $73,321on conversion of debt.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010

On November 3, 2010 we entered into a Loan Agreement for $5,000 bearing 15% interest rate.

On December, 6, 2010, the Company received a short-term advance from a related party of $25,000 to pay for expenses, the loan was forgiven and written off to additional paid-in capital.

On December, 6, 2010, the Company received a short-term advance from a related party of $10,000 to pay for expenses, the loan was forgiven and written off to additional paid-in capital.

Interest accrual for all loans outstanding as of December 31, 2010 and 2009 is $14,981 and $5,380, respectively.

7.

PATENT

On December 14, 2009, Zentric , Inc. (Company) entered into a License Agreement with Versitech Limited, whereby the company agrees to purchase patent rights from Versitech to design, manufacture and market the battery technology under United State Patent Grant No. 7,344,801.  Various payments at different milestone are due at different dates totalling $150,000 in addition to reimbursing Versitech of any expenses in connection with filing, prosecuting and maintaining patent rights. All payments rendered are non-refundable.  If the agreement is terminated, the Company will no longer be liable for future Milestone payments.  Milestone payments are due as stated below:

First Milestone

-

$10,000 30 days from the effective date

-

$20,000 60 days from the effective date

-

$20,000 90 days from the effective date

Second Milestone

-

$10,000 due on or before December 19, 2010 (1st anniversary)

Third Milestone

-

$20,000 due on or before December 19, 2011 (2nd anniversary)

Fourth Milestone

-

$30,000 due on or before December 19, 2012 (3rd anniversary)

Fifth Milestone (Final Payment)

-

$40,000 due on or before December 19, 2013 (4th anniversary)

As December 31, 2010, the Company has paid a total of $72,000 whereby $67,000 is applicable to Milestone payments and $5,000 toward accrued reimbursement payable of $28,731 incurred.  As of year end, the Company has an outstanding balance of $23,731 due to Versitech that is included in Account Payable.

The company evaluated the Patent for impairment and concluded that due to lack of current investing and financing activities the possibility of meeting reimbursement and Milestone payments can be deterred.  As such the Company is expensing payments and reimbursement as incurred and come due.

8.

 SUPPLEMENTAL CASH FLOW INFORMATION

No interest or taxes were paid by the Company for the years ended December 31, 2010 and 2009 and from inception to December 31, 2009.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

9.

 INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2010, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets. The net loss carryforward was $951,244 and $150,173 for the years ended December 31, 2010 and December 31, 2009 respectively.

The deferred tax asset for December 31, 2010 and December 31, 2009 is as follows:

	2010	2009
Deferred Tax Asset arising from Net Operating Loss Carry-forwards	$ 133,658	$ 52,560
Valuation allowance	(133,658)	(52,560)

Net deferred tax asset	$ -	$ -

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	2010	2009
Federal and state statutory rate	35%	35%
Chang in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

10.

 SUBSEQUENT EVENTS

There were no subsequent events through April 14, 2010 that would warrant further disclosures.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.   Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1)

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)

We did not maintain appropriate cash controls – As of December 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)

We did not implement appropriate information technology controls – As at December 31, 2010, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2010, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.   Other Information

None.

PART II

OTHER INFORMATION

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Positions and Offices Held

Domenic Macchione	53	Director/Secretary
Jeff Mak	54	President/CEO/CFO/Secretary/Director/Treasurer, Principal Executive Officer, Principal Financial Officer

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 14, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 60,973,219 shares of our common stock issued and outstanding as of April 14, 2011.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Zentric, Inc., Unit C2, 802 Southdown Road, Mississauga, Ontario, L5J Canada.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Jeff Mak	Common	25,000,000	41.1%
Domenic Macchione	Common	1,000,000	1.6%

Directors and Officers as a Group (2 person)	Common	26,000,000	42.7%

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

Since Mr. Jeff Mak became our sole officer and a director, he has advanced funds for professional fees and general expenses in the amount of $23,453 and $25,565 as of December 31, 2010 and 2009, respectively.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2010 and 2009 were $7,500 and $6,500 respectively.

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

All Other Fees

The Company incurred fees during the last two fiscal years ended December 31, 2010 and 2009 were $7,500 and $0 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10Q.

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

Date: April 14, 2011

By:   /s/ Jeff Mak

Name:  Jeff Mak

Title:      President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)