Form 10-Q
period 2011-03-31
Zentric, Inc.
filed 2011-05-20
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2011:  60,973,219 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4T.	Control and Procedures	10

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12

ZENTRIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$724	$3,367
Prepaid Expense	-	100
Total Assets	$724	$3,467

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$21,321	$37,687
Interest Payable	19,118	14,981
Advances from shareholder	90,608	55,018
Note payable, net of discount	90,018	90,042

Total Liabilities	221,065	197,738

Stockholders' Deficit
Common stock: $0.001 par value, 100,000,000 common shares authorized, 60,973,219 and 60,973,219 common shares outstanding as of March 31, 2011 and December 31, 2010, respectively	60,973	60,973
Additional paid-in capital	697,143	696,002
Deficit accumulated during the development stage	(978,457)	(951,246)

Total Stockholders' Deficit	(220,341)	(194,271)

Total Liabilities and Stockholders' Deficit	$724	$3,467

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	For The Period From July 21, 2008 (Inception) to March 31, 2011

REVENUE	$ -	$ -	$ -
EXPENSES
Office an General	7,002	6,284	59,653
Professional fees	4,059	1,700	56,275
Interest Expense	5,254	4,266	35,786
Consulting and subcontracting	10,869	25,000	752,965
Bank charges	27	-	457
Loss on settlement	-	-	73,321
	27,211	37,250	978,457
NET LOSS	($27,211)	($37,250)	($978,457)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	($0.00)	($0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	60,973,219	49,132,494

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	For the Period From July 21, 2008 (Inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (27,211)	$ (37,250)	$ (978,457)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	586,865
Imputed interest on advance from shareholder	1,141	3,334	6,737
Amortization on note discount	-	400	2,125
Loss on settlement of debt	-	-	73,321
Changes in operating assets and liabilities:
Prepaid Expenses	100	4,767	-
Accounts payable and accrued liabilities	(12,263)	75	47,738
NET CASH USED IN OPERATING ACTIVITIES	(38,233)	(28,674)	(261,677)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-		6,795
Advances from related party	35,590	3,774	125,588
Borrowings on debt - related party	-	25,000	130,018
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	35,590	28,774	262,401
NET (DECREASE) INCREASE IN CASH	(2,643)	100	724
CASH, BEGINNING OF PERIOD	3,367	-	-
CASH, END OF PERIOD	$ 724	$ 100	$ 724

SUPLLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash investment and financing activities Forgiveness of related party debt	-	-	35,000
Shares issued as incentive for debt	-	-	2,100

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

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

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2010 and March 31, 2011, there were no cash equivalents.

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30 and March 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU

2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after

June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010- 11 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

4. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company have received cash advanced of $35,590 and $125,588 for the three months ended March 31, 2011 and from inception to March 31, 2011, respectively from a director and shareholder.

Interest has been imputed at 7% resulting in interest expense of $1,141 and $6,737 for the three months ended March 31, 2011 and from July 21, 2008 (Inception) to March 31, 2011 respectively.

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

March 31, 2011 (unaudited)

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

Interest accrual for all loans outstanding as of December 31, 2010 and March 31, 2011 are $19,118 and $14, 981, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010.

The Company did not generate any revenues for the three months ended March 31, 2011 and March 31, 2010.

Professional fees include legal and accounting fees and filing fees. Professional fees for the three months ended March 31, 2011 and March 31, 2010 was $4,059 and $1,700 respectively.

Consulting and subcontracting fees for the three months ended March 31, 2011 and March 31, 2010 was $10,869 and $25,000 respectively.

Office and general expense for the three months ended March 31, 2011 and March 31, 2010 was $7,002 and $6,284 respectively.

Interest expense for the three months ended March 31, 2011 and March 31, 2010 was $5,254 and $4,266 respectively.

Bank charges expense was $27 and nil for the three months ended March 31, 2011 and March 31, 2010 respectively.

Net loss for the three months ended March 31, 2011 and March 31, 2010 was $27,211 and $37,250 respectively. The loss was primarily due to the consulting fees, professional fees and interest expenses.

Loss per share was $0.00 for the three months ended March 31, 2011 and March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had a working capital deficiency of $220,341, which represented a working capital decrease of $26,070 as compared to the working capital deficiency position of $194,271 as of December 31, 2010. The decrease is mainly due to the increase of our accounts payable. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the three month period ended March 31, 2011and 2010 was ($38,232) and (28,674), respectively.

Cash flows used in financing activities for the three month period ended March 31, 2011 and 2010 was $35,590 and $28,774, respectively, which was due to loans.

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

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31,2010, our independent registered public accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes in our existing accounting policies from the disclosures included in our 2010 Annual Report on Form 10-K.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2011 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

Form 8-K Filed on October 19, 2010 reporting a joint venture agreement.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ZENTRIC, INC.
Registrant

Date: May 16, 2011	By: /s/ Jeff Mak
Jeff Mak
President, Chief Executive Officer, Principal Accounting Officer and Director