Form 10-Q
period 2011-06-30
Zentric, Inc.
filed 2011-08-22
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.  333-140236

ZENTRIC, INC.

(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

346 Kings Way,

South Melbourne,

Victoria 3205

Australia

 (Address of Principal Executive Offices)

613 96901077

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2011:  74,576,827 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T.	Control and Procedures	12

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

ZENTRIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$-	$3,367
Prepaid Expense	-	100
Total Assets	$-	$3,467

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$29,419	$37,697
Interest Payable	752	14,981
Advances from shareholder	91,958	55,018
Note payable, net of discount	7,018	90,042

Total Liabilities	129,147	197,738

Stockholders' Deficit
Common stock: $0.001 par value, 100,000,000 common shares authorized, 67,910,160 and 60,973,219 common shares outstanding as of June 30, 2011 and December 31, 2010, respectively	67,910	60,973
Additional paid-in capital	837,443	696,002
Deficit accumulated during the development stage	(1,034,500)	(951,246)

Total Stockholders' Deficit	(129,147)	(194,271)

Total Liabilities and Stockholders' Deficit	$-	$3,467

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	For The Period From July 21 2008 (inception) to June 30, 2011
REVENUE	$ -	$ -	$ -	$ -	$ -
EXPENSES
Office and General	9,573	16,392	16,575	17,909	69,226
Professional fees	493	3,400	4,552	5,100	56,768
Interest Expense	4,247	6,173	9,501	10,440	40,033
Consulting and subcontracting	-	111,731	10,869	136,731	760,965
Bank charges	108	212	135	212	565
Loss on conversion of debt	41,622	-	41,622	-	114,943
	56,043	137,908	83,254	170,392	1,034,500
NET LOSS	($56,043)	($137,908)	($83,254)	($170,392)	($1,034,500)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	($0.00)	($0.00)	($0.00)	($0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	64,627,344	49,178,000	62,659,547	49,178,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	For the Period From July 21, 2008 (Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (83,254)	$ (170,392)	$ (1,034,500)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-		586,865
Interest Payable – related party	-	8,178	8,178
Imputed interest on advance from shareholder	2,701	1,379	8,291
Amortization on note discount	-	883	2,125
Loss on settlement of debt	41,622	-	114,943
Changes in operating assets and liabilities:
Prepaid Expenses	100	4,767	-
Accounts payable and accrued liabilities	(1,476)	107,668	49,747
NET CASH USED IN OPERATING ACTIVITIES	(40,307)	(47,517)	(263,751)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	6,795
Advances from related party	36,940	14,917	126,938
Borrowings on debt - related party	-	32,982	130,018
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	36,940	47,899	263,751
NET (DECREASE) INCREASE IN CASH	(3,367)	382	-
CASH, BEGINNING OF PERIOD	3,367	-	-
CASH, END OF PERIOD	$ -	$ 382	$ -

SUPLLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash investment and financing activities Forgiveness of related party debt	-	-	35,000
Shares issued as incentive for debt	-	-	2,100

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2011 (unaudited)

1.	ORGANIZATION AND NATURE OF BUSINESS

Zentric, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as Constant Environment, Inc. and changed it’s name to Zentric, Inc. on December 16, 2009. The company is an advanced battery technology company based on a new and revolutionary technology that incorporates high voltages dual electrolytes to produce higher voltages and power. The business of “Constant Environment” remains as a division of Zenrtic. The division is a separate business that provides microclimate systems to specialty markets, which have a need to protect and preserve rare and/or valuable items

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2010 and June 30, 2011, there were no cash equivalents.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31 and June 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

June 30, 2011 (unaudited)

4. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company have received accumulated cash advanced of $91,958 as quarter ended June 30, 2011 from a director and shareholder.  Interest has been imputed at 7% resulting in interest expense of $2,701 for the 6 months.

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

On May 18, 2010 the Company received Conversion Notice from note holder to settle outstanding debt of $25,000 principal and $4,749 accrued interest by issuing 1,983,258 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $41,648 based on the closing price per share, resulting in a loss of extinguishment of debt of $11,899.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

On May 18, 2010 the Company received Conversion Notice from note holder to settle outstanding debt of $50,000 principal and $14,903 accrued interest by issuing 4,326,876 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $90,864 based on the closing price per share, resulting in a loss of extinguishment of debt of $25,961.

On May 18, 2010 the Company received Conversion Notice from note holder to settle outstanding debt of $8,000 principal and $1,402 accrued interest by issuing 626,807 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $13,163 based on the closing price per share, resulting in a loss of extinguishment of debt of $3,761.

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

On May 18, 2010 the Company received Conversion Notice from note holder to settle outstanding debt of $25,000 principal and $4,749 accrued interest by issuing 1,983,258 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $41,648 based on the closing price per share, resulting in a loss of extinguishment of debt of $11,899.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2011 (unaudited)

On May 18, 2010 the Company received Conversion Notice from note holder to settle outstanding debt of $50,000 principal and $14,903 accrued interest by issuing 4,326,876 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $90,864 based on the closing price per share, resulting in a loss of extinguishment of debt of $25,961.

On May 18, 2010 the Company received Conversion Notice from note holder to settle outstanding debt of $8,000 principal and $1,402 accrued interest by issuing 626,807 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $13,163 based on the closing price per share, resulting in a loss of extinguishment of debt of $3,761.

Interest accrual for all loans outstanding as of December 31, 2010 and June 30, 2011 are $19,118 and $752, respectively.

7.  Subsequent Events

On July 16, 2011, Zentric, Inc. (“Company”) completed its Share Exchange Agreement with Ontex Holdings Limited, a

Hong Kong Company (“Ontex”), pursuant to which the Company agreed to issue to Ontex 10,000,000 shares of preferred stock with the following rights, privileges and preferences:

(i) twenty (20) votes per share, voting as a class with common stock, on all matters presented to the shareholders for a vote, and

(ii) at the sole election of the holder, each share is convertible to one (1) share of common stock, at any time after issue without any additional consideration.

In exchange, Ontex will issue to the Company 2,000,000 shares of Alpha Lujo, Inc. held by Ontex. Alpha Lujo, Inc.’s common stock is publicly traded on the OTC-BB

On July 16, 2011, the Company also completed the Share Exchange Agreement with Alpha Lujo, Inc. (“Alpha Lujo”), pursuant to which the Company agreed to issue to Alpha Lujo 6,666,667 shares of its common stock in exchange for 800,000 shares of common stock of Alpha Lujo.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010.

The Company did not generate any revenues for the three months ended June 30, 2011 and June 30, 2010.

Professional fees include legal and accounting fees and filing fees. Professional fees for the three months ended June 30, 2011 and June 30, 2010 was $493 and $3,400 respectively.

Consulting and subcontracting fees for the three months ended June 30, 2011 and June 30, 2010 was $nil and $111,731 respectively.

Office and general expense for the three months ended June 30, 2011 and June 30, 2010 was $9,573 and $16,392 respectively.

Interest expense for the three months ended June 30, 2011 and June 30, 2010 was $4, 247 and $6,173 respectively.

Bank charges expense for the three months ended June 30, 2011 and June 30, 2010 was $108 and $212 respectively.

Net loss for the three months ended June 30, 2011 and June 30, 2010 was $56,043 and $137,908 respectively. The loss was primarily due to the consulting fees, professional fees and interest expenses.

Loss per share was $0.00 for the three months ended June 30, 2011 and June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had a working capital deficiency of $129,147, which represented a working capital decrease of $65,123 as compared to the working capital deficiency position of $194,271 as of December 31, 2010. The decrease is mainly due to the increase of our accounts payable. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the six month period ended June 30, 2011and 2010 was $(40,307) and ($47,517) respectively.

Cash flows used in financing activities for the six month period ended June 30, 2011 and 2010 was $36,940 and $47,899, respectively, which was due to loans.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2011 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

(B)  Reports on Form 8-K

Form 8-K Filed on July 16, 2011 reporting the completion of the share exchange agreement.

Form 8-K Filed on May 21, 2011 reporting a share exchange agreement.

Form 8-K Filed on October 19, 2010 reporting a jont venture agreement.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ZENTRIC, INC.
Registrant

Date: August 19, 2011	By: /s/ Jeff Mak
Jeff Mak
President, Chief Executive Officer, Principal Accounting Officer and Director