Form 10-Q/A
period 2011-06-30
Zentric, Inc.
filed 2011-09-27
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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
Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2011:  74,576,827 shares of common stock.

Transitional Small Business Disclosure Format   Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Zentric, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Control and Procedures	15

PART II OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16

ZENTRIC, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$-	$3,367
Prepaid Expense	-	100
Total Assets	$-	$3,467

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$29,419	$37,697
Interest Payable	752	14,981
Advances from shareholder	91,958	55,018
Note payable, net of discount	7,018	90,042

Total Liabilities	129,147	197,738

Stockholders' Deficit
Common stock: $0.001 par value, 100,000,000 common shares authorized, 67,910,160 and 60,973,219 common shares outstanding as of June 30, 2011 and December 31, 2010, respectively	67,910	60,973
Additional paid-in capital	837,443	696,002
Deficit accumulated during the development stage	(1,034,500)	(951,246)

Total Stockholders' Deficit	(129,147)	(194,271)

Total Liabilities and Stockholders' Deficit	$-	$3,467

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	For The Period From July 21 2008 (inception) to June 30, 2011
REVENUE	$-	$-	$-	$-	$-
EXPENSES
Office and General	9,573	16,392	16,575	17,909	69,226
Professional fees	493	3,400	4,552	5,100	56,768
Interest Expense	4,247	6,173	9,501	10,440	40,033
Consulting and subcontracting	-	111,731	10,869	136,731	760,965
Bank charges	108	212	135	212	565
Loss on conversion of debt	41,622	-	41,622	-	114,943
	56,043	137,908	83,254	170,392	1,034,500
NET LOSS	$(56,043)	$(137,908)	$(83,254)	$(170,392)	$(1,034,500)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	64,627,344	49,178,000	62,659,547	49,178,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	For the Period From July 21, 2008 (Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,254)	$(170,392)	$(1,034,500)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-		586,865
Interest Payable – related party	-	8,178	8,178
Imputed interest on advance from shareholder	2,701	1,379	8,291
Amortization on note discount	-	883	2,125
Loss on settlement of debt	41,622	-	114,943
Changes in operating assets and liabilities:
Prepaid Expenses	100	4,767	-
Accounts payable and accrued liabilities	(1,476)	107,668	49,747
NET CASH USED IN OPERATING ACTIVITIES	(40,307)	(47,517)	(263,751)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	6,795
Advances from related party	36,940	14,917	126,938
Borrowings on debt - related party	-	32,982	130,018
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	36,940	47,899	263,751
NET (DECREASE) INCREASE IN CASH	(3,367)	382	-
CASH, BEGINNING OF PERIOD	3,367	-	-
CASH, END OF PERIOD	$-	$382	$-

SUPLLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash investment and financing activities
Forgiveness of related party debt	-	-	35,000
Shares issued as incentive for debt	-	-	2,100

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

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.    Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits

31.1	Certification Pursuant to 18 U.S.C Section 1350, As adopted pursuant to Section 302 of the Sabanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

ZENTRIC, INC.
Registrant

Date: September 22, 2011	By:	/s/ Jeff Mak
Jeff Mak
President, Chief Executive Officer, Principal Accounting Officer and Director