Form 10-Q
period 2011-09-30
Zentric, Inc.
filed 2011-11-16
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 16, 2011:  99,575,827 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	16

ZENTRIC, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$103	$3,367
Prepaid Expense	-	100
Investments – Available for Sale	252,000	-
Total Current Assets	252,103	3,467
Total Assets	$252,103	$3,467

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$37,023	$37,697
Interest Payable	752	14,981
Advances from shareholder	95,308	55,018
Accrued salaries	29,400	-
Note payable, net of discount	7,018	90,042
Total Liabilities	169,501	197,738

Stockholders' Deficit
Common stock: $0.001 par value, 100,000,000 common shares authorized, 99,575,827 and 60,973,219 common shares outstanding as of September 30, 2011 and December 31, 2010, respectively	99,577	60,973
Additional paid-in capital	1,273,463	696,002
Other Comprehensive Income	18,667	-
Deficit accumulated during the development stage	(1,309,105)	(951,246)

Total Stockholders' Deficit	(82,602)	(194,271)

Total Liabilities and Stockholders' Deficit	$252,103	$3,467

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	For The Period From July 21 2008 (inception) to September 30, 2011
REVENUE	$-	$-	$-	$-	$-
EXPENSES
Office and General	9,029	7,950	25,604	25,859	78,255
Professional fees	1,748	1,600	6,300	6,700	58,516
Interest Expense	1,854	6,515	11,355	16,955	41,887
Consulting and subcontracting	261,900	-	272,769	136,731	1,014,865
Bank charges	72	64	207	277	639
Loss on conversion of debt	-	73,321	41,622	73,321	114,943
	274,603	89,450	357,857	259,843	1,309,105
NET LOSS	$(274,603)	$(89,450)	$(357,857)	$(259,843)	$(1,309,105)
Other Comprehensive Income
Unrealized Gain on Available For Sale Securities	18,667	-	18,667	-	-
Total Comprehensive Loss	$(255,936)	-	$(339,190)	-	$(1,309,105)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	90,282,349	49,178,000	64,428,486	49,178,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	For the Period From July 21, 2008 (Inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(357,857)	$(259,843)	$(1,309,103)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	232,500	-	819,365
Interest Payable – related party	-	13,135	8,178
Imputed interest on advance from shareholder	4,556	1,838	10,146
Amortization on note discount	-	1,450	2,125
Loss on settlement of debt	41,622	73,321	114,943
Changes in operating assets and liabilities:
Prepaid Expenses	100	4,767	-
Accounts payable and accrued liabilities	35,525	109,151	87,348
NET CASH USED IN OPERATING ACTIVITIES	(43,554)	(56,181)	(266,998)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	6,795
Advances from related party	40,290	21,474	130,288
Borrowings on debt - related party	-	35,018	130,018
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	40,290	56,492	267,101
NET (DECREASE) INCREASE IN CASH	(3,264)	311	103
CASH, BEGINNING OF PERIOD	3,367	-	-
CASH, END OF PERIOD	$103	$311	$103

SUPLLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash investment and financing activities Forgiveness of related party debt	-	500	35,000
Shares issued as incentive for debt	-	-	2,100
Shares exchange for investment available-for-sale	252,000	-	252,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

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

Marketable Securities

The Company accounts for its marketable securities, which are available for sale, in accordance with Financial Accounting Standards Board (“FASB”) guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value.  Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ deficit.  Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in “(Gain) loss on short and long-term investments” and “other income” on our statements of operations.  Trading gains and losses also are included in “(Gain) loss on Short and long-term investments.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses on available-for-sale securities is determined on specific identification basis.  We classify our available-for-sale securities as short and long-term based upon management’s intent and ability to hold these investments.  In addition, throughout 2011, the FASB issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which help in determining fair value when the volume and level of activity for the asset or liability have significant decreased and identifying transactions that are not orderly.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2010 and September 30, 2011, there were no cash equivalents.

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

The following table presents assets that are measured and recognized at fair value as of September 30, 2011:

Description	Level 1	Level 2	Level 3	Total unrealized Gains
Available-for-Sale Securities	$252,000	$-	$-	$18,667
Totals	$252,000	$-	$-	$18,667

The company recorded an unrealized gain of $18,667 for the nine months ended September 30, 2011 compare to $nil for the nine months ended September 30, 2010.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2011 the Company has an “Other Comprehensive income” of $18,667 as a result of unrealized gain from investment available-for-sale.

Recent Accounting Pronouncements

Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Results of operations for the interim periods are not indicative of annual results.

4.    RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company have received accumulated cash advanced of $102,326 as of the quarter ended September 30, 2011 from a director and shareholder.  This accounts for $95,308 in related party advances and $7,018 in related party borrowing.  Interest has been imputed at 7% resulting in interest expense of $4,556 for the 9 months.

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

On May 18, 2011 the Company received Conversion Notice from note holder to settle outstanding debt of $25,000 principal and $4,749 accrued interest by issuing 1,983,258 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $41,648 based on the closing price per share, resulting in a loss of extinguishment of debt of $11,899.

On May 18, 2011 the Company received Conversion Notice from note holder to settle outstanding debt of $50,000 principal and $14,903 accrued interest by issuing 4,326,876 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $90,864 based on the closing price per share, resulting in a loss of extinguishment of debt of $25,961.

On May 18, 2011 the Company received Conversion Notice from note holder to settle outstanding debt of $8,000 principal and $1,402 accrued interest by issuing 626,807 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $13,163 based on the closing price per share, resulting in a loss of extinguishment of debt of $3,761.

On July 20, 2011, Zentric, Inc. (“Company”) completed its Share Exchange Agreement with Ontex Holdings Limited, a Hong Kong Company (“Ontex”), pursuant to which the Company agreed to issue to Ontex 10,000,000 shares of common stock. In exchange, Ontex will issue to the Company 2,000,000 shares of Alpha Lujo, Inc. held by Ontex. Alpha Lujo, Inc.’s common stock is publicly traded on the OTC-BB. The share exchange was valued at $140,000 as an investment by the Company.  On the same day the Company also completed the Share Exchange Agreement with Alpha Lujo, Inc. (“Alpha Lujo”), pursuant to which the Company agreed to issue to Alpha Lujo 6,666,667 shares of its common stock in exchange for 800,000 shares of common stock of Alpha Lujo.  Based on Alpha Lujo’s most recent filing of their period ended March 31, 2011, the company has a total of 200,000,000 shares authorized and 23,244,000 shares issued and outstanding.  Based on the 2,800,000 shares the Company received, that equates to 1.4% of total authorized and 12% of total outstanding.  In both instances, it is less than 20% of total equity of Alpha Lujo’s shares, therefore, does not warrant consolidation treatment of the two companies and should be accounted for as an investment.

The share exchange was valued at $93,333 as an investment by the Company. The share exchange does not change the control of the Company.  The total value of $233,333 as of the July 20, 2011 was value as an investment assets and was mark to market as September 30, 2011 based on the Alpha Lujo, Inc’s fair market value.  As of September 30, 2011 the fair market of the total investment was $252,000, this is an increase of $18,667 from the initial value of $233,333.  The increase was offset to other comprehensive income.

On July 14, 2011, the Company completed and authorized the issuance of 15,000,000 common shares for services. The total fair value of the common stock was $210,000 based on the closing price of the Company’s stock on the date of grant.

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

On May 18, 2011 the Company received Conversion Notice from note holder to settle outstanding debt of $25,000 principal and $4,749 accrued interest by issuing 1,983,258 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $41,648 based on the closing price per share, resulting in a loss of extinguishment of debt of $11,899.

On May 18, 2011 the Company received Conversion Notice from note holder to settle outstanding debt of $50,000 principal and $14,903 accrued interest by issuing 4,326,876 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $90,864 based on the closing price per share, resulting in a loss of extinguishment of debt of $25,961.

On May 18, 2011 the Company received Conversion Notice from note holder to settle outstanding debt of $8,000 principal and $1,402 accrued interest by issuing 626,807 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $13,163 based on the closing price per share, resulting in a loss of extinguishment of debt of $3,761.

Interest accrual for all loans outstanding as of December 31, 2010 and September 30, 2011 are $19,118 and $752, respectively.

7.  Subsequent Events

There were no subsequent events for the quarter ended September 30, 2011.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010.

The Company did not generate any revenues for the three months ended September 30, 2011 and September 30, 2010.

Professional fees include legal and accounting fees and filing fees. Professional fees for the three months ended September 30, 2011 and September 30, 2010 was $1,748 and $1,600 respectively.

Consulting and subcontracting fees for the three months ended September 30, 2011 and September 30, 2010 was $261,900 and $nil respectively.

Office and general expense for the three months ended September 30, 2011 and September 30, 2010 was $9,029 and $7,950 respectively.

Interest expense for the three months ended September 30, 2011 and September 30, 2010 was $1,854 and $6,515 respectively.

Bank charges expense for the three months ended September 30, 2011 and September 30, 2010 was $72 and $64 respectively.

Net loss for the three months ended September 30, 2011 and September 30, 2010 was $274,603 and $89,450 respectively. The loss was primarily due to the consulting fees, professional fees and interest expenses.

Loss per share was $0.00 for the three months ended September 30, 2011 and September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had a working capital deficiency of $169,398, which represented a working capital decrease of $24,873 as compared to the working capital deficiency position of $194,271 as of December 31, 2010. The decrease is mainly due to the increase of our accounts payable. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the nine month period ended September 30, 2011and 2010 was $(43,554) and ($56,181) respectively.

Cash flows used in financing activities for the nine month period ended September 30, 2011 and 2010 was $40,290 and $56,492, respectively, which was due to loans.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2011 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

Item 4.    [REMOVED AND RESERVED]

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
________
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

ZENTRIC, INC.
Registrant

Date: November 16, 2011	By:	/s/ Jeff Mak
Jeff Mak,
Chairman, Chief Financial Officer,
Principal Accounting Officer and Director