Form 10-K
period 2011-12-31
Zentric, Inc.
filed 2012-04-17
CIK 1457435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.  333-140236

ZENTRIC, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Unit C2, 802 Southdown Road,
Mississauga, Ontario, Canada, L5J 2Y4
(Address of Principal Executive Offices)

(416) 245-8000
 (Issuer’s telephone number)

1310 Contour Drive
Mississauga, Ontario, Canada, L5H 1B2
 (Former name, address and fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒ No

As of April 16, 2011 110,575,827 shares of Common Stock, par value $0.001 per share, were outstanding.

ITEM 1.   Description of Business.

General

Zentric, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as Constant Environment, Inc. and changed its name to Zentric, Inc. on December 16, 2009. The company is an advanced battery technology company based on a new and revolutionary technology that incorporates high voltages dual electrolytes to produce higher voltages and power.

On December 16, 2009 the Board of Directors of Constant Environment, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing the Company’s name to Zentric, Inc

On October 15, 2010, Zentric, Inc. entered into a joint venture agreement with Hengxin Group and Jet Glory Asia Group Limited to develop and operate a battery manufacturing plant in Jilin, China. As of December 31, 2011, no further development has progressed on this venture.

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary in Hong Kong, China. Zentric, Inc. has  become actively involved in solar project development through this subsidiary. As of December 31, 2011, no activity has occurred except the transfer of $208 to this subsidiary.

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

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.     Properties.

Our mailing address is Unit C2, 802 Southdown Road, Mississauga, Ontario, L5J 2Y4, for which we pay $2,664  per month. The lease was effective January 1, 2010, where we agreed to lease the approximately 1,420 square feet of space (“Leased Space”) for a 5 years term. The Leased Space to be suitable for, and utilized by us for our administration, management and development.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2011, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

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

Holders

As of April 16, 2012 there were 110,775,827 shares of common stock issued and outstanding, 23,500,000 of which are controlled by Jeff Mak, the Company's officer and director.

As of April 16, 2012 there were 49 holders of record of shares of our common stock.  Holders of common stock do not have cumulative voting rights.

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

Income Taxes

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.  As of December 31, 2011, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

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

There were no dilutive financial instruments for the years ended December 31, 2011 or 2010.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operation.

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

License Agreement with Versitech Limited

Effective December 14, 2009, we entered into an exclusive license agreement with Versitech Limited to design, manufacture and market the battery technology under United State Patent Grant No. 7,344,801. Terms of the license are royalties of 3% on net sales on the licensed products by the licensee and affiliates of licensed products and 25% of all sublicense income received by the licensee or any of its affiliates. As of December 31, 2011, the terms of the agreement remain the same.

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

On October 15, 2010, Zentric, Inc. entered into a joint venture agreement with Hengxin Group and Jet Glory Asia Group Limited to develop and operate a battery manufacturing plant in Jilin, China. As of December 31, 2011, no further development has progressed on this venture.

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

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary incorporated in Hong Kong, China. The company will use this subsidiary to become more actively involved in solar project development.  Since the company inception on November 16, 2011, the only activity that occurred is an inter-company cash transfer from the parent company in the amount of $208.

RESULTS OF OPERATIONS

The Company did not generate any revenues for the years ended December 31, 2011 and December 31, 2010.

Professional fees include legal and accounting fees and filing fees. Professional fees for the years ended December 31, 2011 and December 31, 2010 was $13,756 and $0 respectively.

Consulting and contracting expenses for the years ended December 31, 2011 and December 31, 2010 was $324,269 and $658,096.

Office and general expenses for the years ended December 31, 2011 and December 31, 2010 was $36,854 and $43,442.

Interest expenses for the years ended December 31, 2011 and December 31, 2010 was $20,951 and $22,632.

R&D expenses for the years ended December 31, 2011 and December 31, 2010 was $38,758 and $0.

Bank charge expenses for the years ended December 31, 2011 and December 31, 2010 was $675 and $350.

Loss on stock issued for the years ended December 31, 2011 and December 31, 2010 was $41,622 and $73,321.

Net loss for the years ended December 31, 2011 and December 31, 2010 was $479,362 and $801,073 respectively.  The loss was primarily due to the consultant and subcontracting fees.

Loss per share was $0.01 and $0.01 for the years ended December 31, 2011 and December 31, 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had a working capital deficiency of $258,828, which represented a working capital increase of $64,557 as compared to the working capital deficiency position of $194,271 as of December 31, 2010. The increase is mainly due to the increase of the mark to market value of our investment in shares available for sale. We did not raise any cash from issuance of common stock.

Cash flows used in operating activities for the year ended December 31, 2011 was ($94,054). Cash flows provided by financing activities for the year ended December 31, 2011 was $92,133, which was due to stockholder contributions and borrowings on debt.

On May 18, 2011 the Company received Conversion Notice from note holder to settle outstanding debt of $25,000 principal and $4,749 accrued interest by issuing 1,982,258 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $41,627 based on the closing price per share, resulting in a loss of extinguishment of debt of $11,899.

On May 18, 2011 the Company received Conversion Notice from note holder to settle outstanding debt of $50,000 principal and $14,903 accrued interest by issuing 4,326,876 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $90,864 based on the closing price per share, resulting in a loss of extinguishment of debt of $25,961.

On May 18, 2011 the Company received Conversion Notice from note holder to settle outstanding debt of $8,000 principal and $1,402 accrued interest by issuing 626,807 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $13,163 based on the closing price per share, resulting in a loss of extinguishment of debt of $3,762.

On July 20, 2011, Zentric, Inc. (“Company”) completed its Share Exchange Agreement with Ontex Holdings Limited, a Hong Kong Company (“Ontex”), pursuant to which the Company agreed to issue to Ontex 10,000,000 shares of common stock. In exchange, Ontex will issue to the Company 2,000,000 shares of Alpha Lujo, Inc. held by Ontex. Alpha Lujo, Inc.’s common stock is publicly traded on the OTC-BB. The share exchange was valued at $140,000 as an investment by the Company.  On the same day the Company also completed the Share Exchange Agreement with Alpha Lujo, Inc. (“Alpha Lujo”), pursuant to which the Company agreed to issue to Alpha Lujo 6,666,667 shares of its common stock in exchange for 800,000 shares of common stock of Alpha Lujo.  Based on Alpha Lujo’s most recent filing of their period ended March 31, 2011, the company has a total of 200,000,000 shares authorized and 23,244,000 shares issued and outstanding.  Based on the 2,800,000 shares the Company received, that equates to 1.4% of total authorized and 12% of total outstanding.  In both instances, it is less than 20% of total equity of Alpha Lujo’s shares, therefore, does not warrant consolidation treatment of the two companies and should be accounted for as an investment and evaluated for impairment periodically.

The share exchange was valued at $93,333 as an investment by the Company. The share exchange does not change the control of the Company.  The total value of $233,333 as of the July 20, 2011 was value as an investment assets and evaluated for impairment as of December 31, 2011.  Based on evaluation, the company found it appropriate to impair the assets based on the following reason:

-	Company had negative cash flow; and
-	Company only assets is Cash; and
-	Low volume in share trading for the past 12 months; and
-	Company has no revenue stream

On July 14, 2011, the Company completed and authorized the issuance of 15,000,000 common shares for services. The total fair value of the common stock was $232,500 based on the closing price of the Company’s stock on the date of grant.

On December 20, 2011, Zentric, Inc. entered into a subscription agreement to issue 11,000,000 common shares for $220,000 cash investment into the Company. As of December 31, 2011, the Company received $20,000 towards this agreement and recorded as a stock payable due to shares being authorized but have not been issued.

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 1,000,000 common shares at $0.03. The options have a vesting period of three years or ninety days from termination of employment.  The company valuated such options using the Black-Scholes Valuation Model.  This options grant produced an options issued for services expense of $9,745.

We anticipate that our operational, general and administrative expenses for the next 12 months will total $500,920.00. The estimated breakdown is as follows:

Web Development	$10,000.00
Legal/Accounting	$15,000.00
Upgraded Computer systems	$12,500.00
Telecommunications/DSL	$900.00
Employee recruitment and training	$30,000.00
General Administrative
Advertising	$50,000.00
Automotive	$10,000.00
Deprecation expense	$1,270.00
Employee benefits	$1,500.00
Entertainment	$9,000.00
Insurance	$8,000.00
Office salaries	$240,000.00
Office supplies	$7,000.00
Professional expense	$8,000.00
Rent	$30,000.00
Repairs & Maintenance	$1,500.00
Taxes	$6,250.00
Telephone	$6,000.00
Travel	$50,000.00
Utilities	$4,000.00
Total General Administrative	$372,520.00

Total Expenses	$500,920.00

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.      Financial Statements.

ZENTRIC, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 and 2010
AND THE PERIOD FROM JULY 21, 2008 (INCEPTION) THROUGH DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Zentric, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Zentric, Inc. (a development stage company) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period from July 21, 2008 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zentric, Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 16, 2012

ZENTRIC, INC.
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current Assets

Cash	$1,446	$3,367
Prepaid Expenses	-	100
Total Current Assets	1,446	3,467

Total Assets	$1,446	$3,467

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$47,305	$52,678
Advances from shareholder	127,151	55,018
Accrued salaries	78,800	-
Note payable, net discount	7,018	90,042

Total Liabilities	260,274	197,738

Stockholders' Deficit
Common stock, $0.001 par value, 100,000,000 shares authorized; 99,575,827 and 60,937,219 shares issued and outstanding as of December 31, 2011 and 2010, respectively	99,577	60,973
Additional paid-in capital	1,292,919	696,002
Stock Payable	20,000	-
Deficit accumulated during the development stage	(1,671,324)	(951,246)

Total Stockholders' Deficit	(258,828)	(194,271)

Total Liabilities and Stockholders' Deficit	$1,446	$3,467

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010	For The Period From Inception (July 21, 2008) to December, 31 2011

REVENUE	$-	$-	$-
EXPENSES
Office and general	36,854	43,442	89,505
Professional fees	13,756	3,232	65,972
Compensation Expense	9,860	-	9,860
Consulting	324,269	658,096	1,066,365
R&D expense	38,758	-	38,758
Bank charges	675	350	1,105
Loss Before Other Expenses	424,172	705,120	1,271,565
OTHER EXPENSES
Interest Expense	20,951	22,632	51,483
Loss on Conversion of Debt	41,622	73,321	114,943
Impairment of Investment	233,333	-	233,333
NET LOSS	$(720,078)	$(801,073)	$(1,671,324)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	84,948,245	60,973,219

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 30, 2011	Year Ended December 30, 2010	For the Period From July 21, 2008 (Inception) to December 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(720,078)	(801,073)	(1,671,324)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	232,500	569,365	819,365
Options issued for services	9,745	-	9,745
Impairment of Investment	233,333	-	233,333
Interest Payable – related party	-	-	8,178
Imputed interest on advance from shareholder	14,287	3,620	19,877
Amortization on note discount	-	1,575	2,125
Loss on settlement of debt	41,622	73,321	114,943
Changes in operating assets and liabilities:
Prepaid Expenses	100	4,667	-
Accounts payable and accrued liabilities	94,437	53,441	146,260
NET CASH USED IN OPERATING ACTIVITIES	(94,054)	(95,084)	(317,498)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	20,000	-	26,795
Advances from related party	72,133	58,433	162,131
Borrowings on debt - related party	-	40,018	130,018
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	92,133	98,451	318,944
NET (DECREASE) INCREASE IN CASH	(1,921)	3,367	1,446
CASH, BEGINNING OF PERIOD	3,367	-	-
CASH, END OF PERIOD	1,446	3,367	1,446

SUPLLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash investment and financing activities Forgiveness of related party debt	-	35,000	35,000
Shares issued as incentive for debt	-	500	2,100
Shares exchange for investment available-for-sale	252,000	-	252,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Deficit)
FOR THE PERIOD FROM July 21, 2008 (INCEPTION) TO DECEMBER 31, 2011

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development		Unamortized Stock	Stockholders' Equity
	Shares	Amount	Capital	Stage	Stock Payable	Compensation	(Deficit)
Common shares issued at inception	40,000,000	$40,000	$(40,000)	$-	-	-	$-
Common shares issued for cash	2,718,000	2,718	4,077	-	-	-	6,795
Common shares issued for services	6,000,000	6,000	9,000		-	-	15,000
Imputed interest on shareholder advance	-	-	420		-	-	420
Net loss	-	-	-	(25,000)	-	-	(25,000)
Balance, December 31 2008	48,718,000	48,718	(25,503	(25,000)	-	-	(2,785)
Common shares issued for services	250,000	250	2,250	-	-	-	2,500
Shares issued as loan incentives	160,000	160	1,440	-	-	-	1,600
Imputed interest on shareholder advance	-	-	1,550	-	-	-	1,550
Net loss	-	-	-	(125,173)	-	-	(125,173)
Balance, December 31 2009	49,128,000	49,128	(21,263)	(150,173)	-	-	(122,308)
Common shares issued for services	9,430,000	9,430	559,935	-	-	-	569,365
Common shares issued for debt conversion	2,365,219	2,365	118,260	-	-	-	118,260
Shares issued as loan incentives	50,000	50	450		-	-	500
Imputed interest on advance from shareholder	-	-	3,620	-	-	-	1,945
Forgiveness of debt – related party			35,000		-	-
Net loss	-	-	-	(801,073)	-	-	(801,073)
Balance, December 31 2010	60,973,219	$60,973	$696,002	$(951,246)	-	-	$(194,271)
Common shares Exchange	16,666,667	16,667	216,666	-			233,333
Common shares issued for debt conversion	6,935,941	6,937	138,739	-		-	145,656
Shares issued for services	15,000,000	15,000	217,500			-	232,500
Imputed interest on advance from shareholder	-	-	14,287	-		-	14,287
Options issued for services			25,841			(16,096)	9,745
Stock issued for Cash					20,000		20,000
Net loss	-	-	-	(720,078)		-	(720,078)
Balance, December 31 2011	99,575,827	$99,577	$1,309,015	$(1,671,324)	20,000	(16,096)	$(258,828)

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011

1.         ORGANIZATION AND BASIS OF PRESENTATION

Constant Environment, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as an early stage product and services company that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.

On December 16, 2009 the Board of Directors of Constant Environment, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing the Company’s name to Zentric, Inc.

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary in Hong Kong, China. As of December 31, 2011, no activity has occurred except the transfer of $208 to this subsidiary.

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

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The financial statements include the accounts of the Company and its subsidiary, Zentric HK Limited, a limited liability company in Hong Kong. All significant intercompany transactions have been eliminated as part of the consolidation.  The Company’s fiscal year-end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2011 and 2010, the Company had no cash equivalents.

d)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2011 and 2010, the Company had no potentially dilutive shares.

e)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

g)	Recent Accounting Pronouncements

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

On December 1, 2010, the Company’s board of directors declared to issue 230,000 shares of our common stock for $23,000 consulting services.  Shares were valued based on fair market value on the date of authorization.

On May 18, 2011 the Company received Conversion Notice from note holder to settle outstanding debt of $25,000 principal and $4,749 accrued interest by issuing 1,982,258 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $41,627 based on the closing price per share, resulting in a loss of extinguishment of debt of $11,899.

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

On July 20, 2011, Zentric, Inc. (“Company”) completed its Share Exchange Agreement with Ontex Holdings Limited, a Hong Kong Company (“Ontex”), pursuant to which the Company agreed to issue to Ontex 10,000,000 shares of common stock. In exchange, Ontex will issue to the Company 2,000,000 shares of Alpha Lujo, Inc. held by Ontex. Alpha Lujo, Inc.’s common stock is publicly traded on the OTC-BB. The share exchange was valued at $140,000 as an investment by the Company.  On the same day the Company also completed the Share Exchange Agreement with Alpha Lujo, Inc. (“Alpha Lujo”), pursuant to which the Company agreed to issue to Alpha Lujo 6,666,667 shares of its common stock in exchange for 800,000 shares of common stock of Alpha Lujo.  Based on Alpha Lujo’s most recent filing of their period ended March 31, 2011, the company has a total of 200,000,000 shares authorized and 23,244,000 shares issued and outstanding.  Based on the 2,800,000 shares the Company received, that equates to 1.4% of total authorized and 12% of total outstanding.  In both instances, it is less than 20% of total equity of Alpha Lujo’s shares, therefore, does not warrant consolidation treatment of the two companies and should be accounted for as an investment and evaluated for impairment periodically.

The share exchange was valued at $93,333 as an investment by the Company. The share exchange does not change the control of the Company.  The total value of $233,333 as of the July 20, 2011 was value as an investment assets and evaluated for impairment as of December 31, 2011.  Based on evaluation, the company found it appropriate to impair the assets based on the following reason:

-	Company had negative cash flow; and
-	Company only assets is Cash; and
-	Low volume in share trading for the past 12 months; and
-	Company has no revenue stream

On July 14, 2011, the Company completed and authorized the issuance of 15,000,000 common shares for services. The total fair value of the common stock was $232,500 based on the closing price of the Company’s stock on the date of grant.

On December 20, 2011, Zentric, Inc. entered into a subscription agreement to issue 11,000,000 common shares for $220,000 cash investment into the Company. As of December 31, 2011, the Company received $20,000 towards this agreement. Due to the shares being authorized and unissued, the balance is recorded as a stock payable as of December 31, 2011.

5.         DILUTIVE INSTRUMENTS

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with the financial accounting standard pertaining to share-based payments. This standard covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward looking over the expected term of the award.

	Issued	Cancelled	Executed	Total Issued and Outstanding	Exercisable	Not Vested
Balance as of December 31, 2010	-	-	-	-	-	-
Options	1,000,000	-	3,00,000	1,000,000	1,000,000	2,000,000
Balance as of December 31, 2011	1,000,000	-	3,000,00	1,000,000	1,000,000	2,000,000

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 3,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 2,000,000 will vest on December 31 2012 and 2013 at price of $0.10, and $0.25 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company valuated such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $25,841, out of the total value the company expensed $9,745 as of December 31, 2011 which is representative of the value of the 1,000,000 shares vested at fiscal year end. The remaining $16,096 remain unvested as of December 31, 2011.

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

The Company has received cash advances of $72,133 and $58,433 for the years ended December 31, 2011 and December 31, 2010, respectively from directors and shareholders.

The Company has accrued salaries for the officers/directors of $78,800 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively.

Interest has been imputed at 15% resulting in interest expense of $14,027 and $22,632 for the years ended December 31, 2011 and December 31, 2010, respectively.

The Company have received accumulated cash advanced of $162,131 as of the year ended December 31, 2011 from a directors and shareholders.

7.         NOTES PAYABLE

On May 18, 2011 the Company received Conversion Notice from note holder to settle outstanding debt of $25,000 principal and $4,749 accrued interest by issuing 1,982,258 shares of common stock at a price of $0.015 per share.  The total fair value of the shares was $41,627 based on the closing price per share, resulting in a loss of extinguishment of debt of $11,899.

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

Interest accrual for all loans outstanding as of December 31, 2011 and December 31, 2010 are $752 and $14,981 respectively.

8.         INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2011, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets. The net loss carry-forward was $626,379 and $381,879 for the years ended December 31, 2011 and December 31, 2010 respectively.

The deferred tax asset for December 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Deferred Tax Asset arising from Net Operating Loss Carry-forwards	$219,233	$133,658
Valuation allowance	(219,233)	(133,658)

Net deferred tax asset	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011 and 2010, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	2011	2010
Federal and state statutory rate	35%	35%
Chang in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

9.         CONTINGINCIES

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial conditions or results of operations.

10.       IMPAIRMENT AVAILABLE-FOR-SALE SECURITIES

On July 20, 2011, Zentric, Inc. (“Company”) completed its Share Exchange Agreement with Ontex Holdings Limited, a Hong Kong Company (“Ontex”), pursuant to which the Company agreed to issue to Ontex 10,000,000 shares of common stock. In exchange, Ontex will issue to the Company 2,000,000 shares of Alpha Lujo, Inc. held by Ontex. Alpha Lujo, Inc.’s common stock is publicly traded on the OTC-BB. The share exchange was valued at $140,000 as an investment by the Company.  On the same day the Company also completed the Share Exchange Agreement with Alpha Lujo, Inc. (“Alpha Lujo”), pursuant to which the Company agreed to issue to Alpha Lujo 6,666,667 shares of its common stock in exchange for 800,000 shares of common stock of Alpha Lujo.  Based on Alpha Lujo’s most recent filing of their period ended March 31, 2011, the company has a total of 200,000,000 shares authorized and 23,244,000 shares issued and outstanding.  Based on the 2,800,000 shares the Company received, that equates to 1.4% of total authorized and 12% of total outstanding.  In both instances, it is less than 20% of total equity of Alpha Lujo’s shares, therefore, does not warrant consolidation treatment of the two companies and should be accounted for as an investment and evaluated for impairment periodically. The total value of $233,333 as of the July 20, 2011 was value as an investment assets and evaluated for impairment as of December 31, 2011.  Based on evaluation, the company found it appropriate to impair the assets based on the following reason:

-	Company had negative cash flow; and
-	Company only assets is Cash; and
-	Low volume in share trading for the past 12 months; and
-	Company has no revenue stream

As of December 31, 2011, due to the above factors, the company has recorded a loss on impairment of securities available-for-sale in the amount of $233,333 under other expense in the statement of operations.

11.       SUBSEQUENT EVENTS

On December 20, 2011, Zentric, Inc. entered into a subscription agreement to issue 11,000,000 common shares for $220,000 cash investment into the Company. On January 13, 2012, the transaction was completed and the shares were issued to bring the total outstanding shares to 110,575,827.

On January 9, 2012 the Board of Directors of Zentric, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada increasing the authorized number of common shares to 500,000,000.

On March 20, 2012, Zentric (HK) Limited, a wholly owned subsidiary of Zentric, Inc. entered into an EPC agreement with Matinee Energy, Inc. for construction by Zentric, Inc. of the solar power plants for 20MWdcp (U$72M) in Benson, Arizona, as part of the aggregated 120 MWdcp of plants. This agreement has since been cancelled.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2)
We did not maintain appropriate cash controls – As of December 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)
We did not implement appropriate information technology controls – As at December 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices Held

William Tien	51	President/Director
Jeff Mak	54	President/CEO/CFO/Secretary/Director/Treasurer, Principal Executive Officer, Principal Financial Officer

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held with us, the period during which he has served as such, and the business experience during at least the last five years:

JEFF MAK was appointed as our Chief Executive Officer, Chief Financial officer and a member of the Board of Directors as of July 23, 2008. Mr. Mak brings several years of experience in the design and technology industry. He was a founder and director of Logicsys Technologies, Inc a once publicly traded company on the TSX. He was also, president and founder of Eastgate Innovations, Inc. a product design and research and development company which owns several original patents and has licensed to several other companies. Mr. Mak was previously co-founder and director of Peceptek Inc. for 6 years since January 2002 to February 2008.

WILLIAM TIEN was appointed as our President and a member of the Board of Directors on July 18, 2011. He is an entrepreneur and business consultant serving in officer capacities for various private and public (Australian) entities. Since August 2004, he has been a director of C8R Asia Limited, a Hong Kong based investment firm, which specializing in advising new technology driven businesses on formation, business structures, and business operations. Mr. Tien is the Chairman, President and Principal Financial Officer of Alpha Lujo, Inc., a reporting company under the federal securities laws (OTCBB:ALEV).

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

Item 11.   Executive Compensation

Summary Compensation

On July 1, 2011, the Company approved an employment agreement with Jeff Mak, Chief Executive Officer, Chief Financial officer and a member of the Board of Directors offering a salary of 9,800 per month for his services. Due to the lack on cash on hand, this salary has been accrued for the year ended December 31, 2011. On October 1, 2010, Jeff Mak received 5,000,000 common shares valued at $240,000 for his services.

On November 1, 2011, the Company approved an employment agreement with William Tien was appointed as our President and a member of the Board of Directors offering a salary of $10,000 per month for his services. Due to the lack on cash on hand, this salary has been accrued for the year ended December 31, 2011. The agreement offers options as follows: option to acquire 1,000,000 common shares at $0.03 from December 31, 2011; option to acquire 1,000,000 common shares at $0.10 from December 31, 2012; option to acquire 1,000,000 common shares at $0.25 from December 31, 2013; and option to acquire 1,000,000 common shares at $0.50 from December 31, 2014. All options have a vesting period of three years or ninety days from termination of employment.

Since our incorporation on July 21, 2008, we have not paid any other compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such, other than the issuance of 500,000 shares of the Company’s common stock to Kwok Kwong Chan on August 6, 2008.  We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 16, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 110,775,827 shares of our common stock issued and outstanding as of April 16, 2011.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Zentric, Inc., Unit C2, 802 Southdown Road, Mississauga, Ontario, L5J Canada.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Jeff Mak	Common	23,500,000	21.2%
William Tien	Common	6,666,667	6.0%
Directors and Officers as a Group (2 person)	Common	30,166,667	27.2%

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

Since Mr. Jeff Mak became our sole officer and a director, he has advanced funds for professional fees and general expenses in the amount of $10,632 and $23,453 as of December 31, 2011 and 2010, respectively.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2011 and 2010 were $7,800 and $7,500 respectively.

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

All Other Fees

The Company incurred fees during the last two fiscal years ended December 31, 2011 and 2010 were $7,500 and $0 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10-Q.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

a)   Exhibits

(3.1)	(i) Articles of Incorporation

(3.2)	(ii) Bylaws. (1)

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications(i) Certification of Jeff Mak

(32.1)	Certification Pursuant To The Sarbanes-Oxley Act 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (i) Certification of Jeff Mak

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

b)  Reports on Form 8-K

Form 8-K Filed on October 15, 2010, reporting a joint venture agreement with Hengxin Group and Jet Glory Asia Group Limited to develop and operate a battery manufacturing plant in Jilin, China.

Form 8-K Filed on May 21, 2011 reporting a share exchange agreement with Ontex Holdings Limited, a Hong Kong company (“Ontex”).

Form 8-K Filed on November 18, 2011, reporting that Zentric (HK) Limited, a wholly owned subsidiary of Zentric, Inc. entered into a strategic partnership with Lightway Australia Pty Ltd. to form Zentric Solar, Inc. Zentric, Inc. will hold a 35% equity interest in the new partnership while Lightway Australia Pty Ltd retains a 60% equity interest with the balance of 5% owned by Commerce King Limited.

Form 8-K Filed on January 18, 2012 reporting that on January 9, 2012 the Board of Directors of Zentric, Inc. filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada increasing the authorized number of common shares to 500,000,000.

Form 8-K Filed on March 20,2012, Zentric (HK) Limited, a wholly owned subsidiary of Zentric, Inc. entered into an EPC agreement with Matinee Energy, Inc. for construction by Zentric, Inc. of the solar power plants for 20MWdcp (U$72M) in Benson, Arizona, as part of the aggregated 120 MWdcp of plants using a part of the larger site (1200 acres).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

ZENTRIC, INC.

Date: April 16, 2012	By:	/s/ Jeff Mak
Name: Jeff Mak
Title: Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)