Form 10-Q
period 2012-03-31
Zentric, Inc.
filed 2012-05-21
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 21, 2012:  110,775,827 shares of common stock.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

ZENTRIC, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$1,688	$1,446
Total Current Assets	1,688	1,446

Deposit	88,226	-
Total Assets	$89,914	$1,446

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$54,084	$47,305
Advances from shareholder	246,852	127,151
Accrued salaries	79,200	78,800
Note payable	7,018	7,018

Total Liabilities	387,154	260,274

Stockholders' Deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 110,775,827 and 99,575,827 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	110,777	99,577
Additional paid-in capital	1,535,845	1,292,919
Stock Payable	-	20,000
Deficit accumulated during the development stage	(1,943,862)	(1,671,324)

Total Stockholders' Deficit	(297,240)	(258,828)

Total Liabilities and Stockholders' Deficit	$89,914	$1,446

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	For The Period From July 21, 2008 (Inception) to March 31, 2012

REVENUE	$-	$-	$-
EXPENSES
Office and General	33,886	7,002	123,391
Professional fees	3,000	4,059	68,972
Consulting and subcontracting	226,526	10,869	1,292,891
R&D expense	-	-	38,758
Compensation Expense	-	-	9,860
Gain/loss on stock issued	-	-	114,943
Bank charges	604	27	1,709

Operating Expense	264,016	21,957	1,650,524
Other Expenses
Interest Expense	7,414	5,254	58,897
Impairment on Investment	-	-	233,333
Foreign exchange translation	1,108	-	1,108
Total Other Expense	8,522	5,254	293,338
NET LOSS	$(272,538)	$(27,211)	$(1,943,862)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	110,775,827	60,973,219

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	For The Period From July 21, 2008 (Inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(272,538)	$(27,211)	$(1,943,862)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	25,000	-	844,365
Options issued for services			11,757
Impairment on investment			233,333
Loss on conversion of debt	-	-	114,943
Interest payable - related party loans	7,114	-	8,178
Imputed interest on advance from shareholder	2,012	1,141	26,991
Amortization on note discount	-	-	2,125
Changes in operating assets and liabilities:
Prepaid Expenses	-	100	-
Accounts payable and accrued liabilities	7,179	(12,263)	153,439
NET CASH USED IN OPERATING ACTIVITIES	(231,233)	(38,233)	(548,731)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for down payment of solar panels	(88,226)	-	(88,226)
CASH USED FOR INVESTING ACTIVITIES	(88,226)	-	(88,226)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	200,000	-	226,795
Advances from related party	119,701	35,590	281,832
Borrwings on debt - related party	-	-	130,018

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	319,701	35,590	638,645
NET INCREASE (DECREASE) IN CASH	242	(2,643)	1,688
CASH, BEGINNING OF PERIOD	1,446	3,367	-
CASH, END OF PERIOD	$1,688	$724	$1,688

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2012 (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Constant Environment, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as an early stage product and services company that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

On December 16, 2009 the Board of Directors of Constant Environment, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing the Company’s name to Zentric, Inc

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary in Hong Kong, China. During the first quarter ended March 31, 2012, the company transfered $90,000 USD to its subsidiary company.  The cash transfer was used to as a down payment to purchase solar panels.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2012 and December 31, 2011, the Company had no cash equivalents.

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

e)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions from subsidiary are primarily undertaken in Hong Kong Dollar. Foreign currency transactions are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  As of March 31, 2012, the company recorded a loss of $1,108 due to foreign exchange translation in the income statement under other expenses.

f)	Financial Instruments

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

g)	Income Taxes

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

h)	Recent Accounting Pronouncements

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

On December 20, 2011, Zentric, Inc. entered into a subscription agreement to issue 11,000,000 common shares for $220,000 cash investment into the Company. The company received $20,000 as of December, 2011 and the remaining $200,000 was collected during the quarter ended March 31, 2012.

On February 13, 2012, the Company completed and authorized the issuance of 200,000 common shares for services. The total fair value of the common stock was $25,000 based on the closing price of the Company’s stock on the date of grant.

During fiscal year 2011, the company granted to an officer/director of the company to acquire 3,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 2,000,000 will vest on December 31 2012 and 2013 at price of $0.10, and $0.25 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company valuated such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $25,841, out of the total value the company expensed $9,745 and $2,012 as of December 31, 2011 and March 31, 2012, respectively.  As of March 31, 2012, the remaining $14,084 remain unvested.

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

The Company have received cash advanced of $119,701 and $281,832 for the three months ended March 31, 2012 and from inception to March 31, 2012, respectively from directors and shareholders.

Interest has been imputed at 15% resulting in interest expense of $7,114 and $26,991 for the three months ended March 31, 2012 and from July 21, 2008 (Inception) to March 31, 2012 respectively.

6.	NOTES PAYABLE

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

Interest accrual for all loans outstanding as of March 31, 2012 and December 31, 2011 are $1,052 and $752 respectively.

7.	CONTINGINCIES

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial conditions or results of operations.

8.	DEPOSIT

During the quarter ended March 31, 2012, the company paid approximately 5% in deposit for solar panels.  The total purchase price is $1,740,000, whereby, the company has to remit the remaining 95% payment prior to completion and shipment of the solar panels.  As of March 31, 2012, the company paid $88,226 and recorded as a long-term asset in the balance sheet.  The solar panels will be used toward a project to build an 800KW solar power plant in Leicester, North Carolina.

9.	IMPAIRMENT AVAILABLE-FOR-SALE SECURITIES

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

10.	SUBSEQUENT EVENTS

On April 4, 2012, Zentric (HK) Limited, a wholly owned subsidiary of Zentric, Inc., has withdrawn from the EPC Agreement dated January 7, 2012 with Matinee Energy, Inc. to build a 20MWdcp solar power plant in Benson Arizona.

On April 10, 2012, Zentric, Inc. has entered into an Agreement to purchase Innovative Solar I, LLC and Innovative Solar II, LLC, each the owner/developer of separate 800KW solar power plants in Leicester, North Carolina valued at $4 million each to build.

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

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary in Hong Kong, China. Zentric, Inc. has become actively involved in solar project development through this subsidiary. On April 10, 2012, Zentric, Inc. has entered into an Agreement to purchase Innovative Solar I LLC and Innovative Solar II, LLC, each the owner/developer of separate 800KW solar power plants in Leicester, North Carolina valued at $4 million each to build.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011.

The Company did not generate any revenues for the three months ended March 31, 2012 and March 31, 2011.

Professional fees include legal and accounting fees and filing fees. Professional fees for the three months ended March 31, 2012 and March 31, 2011 was $3,000 and $4,059 respectively.

Consulting and subcontracting fees for the three months ended March 31, 2012 and March 31, 2011 was $226,526 and $10,869 respectively.

Office and general expense for the three months ended March 31, 2012 and March 31, 2011 was $33,886 and $7,002 respectively.

Interest expense for the three months ended March 31, 2012 and March 31, 2011 was $7,414 and $5,254 respectively.

Bank charges expense for the three months ended March 31, 2012 and March 31, 2011 was $604 and $27 respectively.

Net loss for the three months ended March 31, 2012 and March 31, 2011 was $272,538 and $27,211 respectively. The loss was primarily due to the consulting fees, professional fees and interest expenses.

Loss per share was $0.00 for the three months ended March 31, 2012 and March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had a working capital deficiency of $385,466, which represented a working capital decrease of $126,638 as compared to the working capital deficiency position of $258,828 as of December 31, 2011. The decrease is mainly due to the increase of our accounts payable. We raised $220,000 from issuance of 11,000,000 shares of common stock during the quarter ended March 31, 2012, of which $20,000 was received on December 2011 and the remaining $200,000 was received during the quarter ended March 31, 2012.

Cash flows used in operating activities for the three month period ended March 31, 2012and 2011 was $231,233 and $38,233 respectively.

Cash flows used in investing activities for the three month period ended March 31, 2012and 2011 was $88,226 and $0 respectively.

Cash flows provided by financing activities for the three month period ended March 31, 2012 and 2011 was $319,701 and $35,590, respectively, which was due to loans.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31,2011, our independent registered public accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes in our existing accounting policies from the disclosures included in our 2011 Annual Report on Form 10-K.

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

Item 4T. Controls and Procedures

Management's evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 17, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Controls

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclsoures

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

Form 8-K Filed on March 20, 2012, Zentric (HK) Limited, a wholly owned subsidiary of Zentric, Inc. entered into an EPC agreement with Matinee Energy, Inc. for construction by Zentric, Inc. of the solar power plants for 20MWdcp (U$72M) in Benson, Arizona, as part of the aggregated 120 MWdcp of plants using a part of the larger site (1200 acres).

Form 8-K Filed on April 4, 2012, Zentric (HK) Limited, a wholly owned subsidiary of Zentric, Inc., has withdrawn from the EPC Agreement dated January 7, 2012 with Matinee Energy, Inc. to build a 20MWdcp solar power plant in Benson Arizona.

Form 8-K Filed on April 10, 2012, Zentric, Inc. has entered into an Agreement to purchase Innovative Solar I LLC and Innovative Solar II, LLC, each the owner/developer of separate 800KW solar power plants in Leicester, North Carolina valued at $4 million each to build.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ZENTRIC, INC.
Registrant

Date: May 21, 2012	By: /s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer, Principal Accounting Officer and Director