Form 10-Q
period 2012-06-30
Zentric, Inc.
filed 2012-09-05
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 31, 2012:  111,175,827 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	18

ZENTRIC, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets
Cash	$2,920	$1,446
Total Current Assets	2,920	1,446

Deposit	88,313	-
Total Assets	$91,233	$1,446

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$66,330	$47,305
Advances from shareholder	90,738	127,151
Accrued salaries	128,300	78,800
Note payable – Related party	173,406	7,018

Total Liabilities	458,774	260,274

Stockholders' Deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 111,175,827 and 99,575,827 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	111,177	99,577
Additional paid-in capital	1,566,848	1,292,919
Stock Payable	25,000	20,000
Subscription receivable	(10,000)	-
Deficit accumulated during the development stage	(2,060,566)	(1,671,324)

Total Stockholders' Deficit	(367,541)	(258,828)

Total Liabilities and Stockholders' Deficit	$91,233	$1,446

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	For The Period From Inception to June 30, 2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Office and General	44,090	9,573	77,976	16,575	167,481
Professional fees	8,175	493	11,175	4,552	77,147
Consulting and subcontracting	33,687	-	260,213	10,869	1,336,438
Prepaid expense	-	-	-	-	-
R&D expense	20,000	-	20,000	-	58,758
Gain/loss on stock issued	-	41,622	-	41,622	114,943
Bank charges	695	108	1,299	135	2,404

Operating Expenses	106,647	51,796	370,663	73,753	1,757,171

Other expenses

Interest Expense	9,691	4,247	17,105	9,501	68,588
Impairment on investment	-	-	-	-	233,333
Foreign exchange translation	366	-	1,474	-	1,474

Total other expense	10,057	4,247	18,579	9,501	303,395

Net Loss	$116,704	$56,043	$389,242	$83,254	$2,060,566

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$0.00	$0.00	$(0.03)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	111,013,190	60,973,219	109,818,684	14,935,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2012	For The Period From Inception to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(389,242)	$(83,254)	$(2,060,566)
Adjustment to reconcile net loss to net cash provided by operating activities:

Common stock issued for services	25,000	-	844,365
Options issued for services	4,024		13,769
Impairment on investment	-	-	233,333
Loss on conversion of debt	-	41,622	114,943
Interest payable - related party loans	-	-	36,382
Imputed interest on advance from shareholder	16,505	2,701	8,178
Amortization on note discount	-	-	2,125

Changes in operating assets and liabilities:
Prepaid Expenses	-	100	-
Accounts payable and accrued liabilities	68,525	(1,476)	214,785

NET CASH USED IN OPERATING ACTIVITIES	(275,188)	(40,307)	(592,686)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for downpayment of solar panel	(88,313)	-	(88,313)

CASH USED FOR INVESTING ACTIVITIES	(88,313)	-	(88,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	235,000	-	261,795
Advances from related party	129,975	36,940	292,106
Borrwings on debt - related party	-	-	130,018

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	364,975	36,940	683,919

NET DECREASE IN CASH	1,474	(3,367)	2,920
CASH, BEGINNING OF PERIOD	1,446	3,367	-
CASH, END OF PERIOD	$2,920	$-	$2,920

NON-CASH ACTIVITIES
Subscription Receivable	$10,000	-	$10,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2012 (unaudited)

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

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary in Hong Kong, China.  During the period ended June 30, 2012, the Company transferred $90,000 USD to its subsidiary company. Out of the balance transferred, $88,313 was used to as a down payment to purchase solar panels.

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

c)  Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2012 and December 31, 2011, the Company had no cash equivalents.

d)  Basic and Diluted Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result; the basic and diluted per share amounts for all periods presented are identical.

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

g)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions from subsidiary are primarily undertaken in Hong Kong Dollar. Foreign currency transactions are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. As of June 30, 2012, the company recorded a loss of $1,474 due to foreign exchange translation in the income statement under other expenses.

h)  Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a material impact on the Company’s financial position or results of operations.

4.  STOCKHOLDERS’ EQUITY

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

On February 13, 2012, the Company completed and authorized the issuance of 200,000 common shares for services. The total fair value of the common stock was $25,000 based on the closing price of the Company’s stock on the date of grant. As of June 30, 2012 the shares has not been issued and recorded as a stock payable.

During fiscal year 2011, the company granted to an officer/director of the company to acquire 3,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 2,000,000 will vest on December 31 2012 and 2013 at price of $0.10, and $0.25 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company valuated such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $25,841, out of the total value the company expensed $9,745 and $4,024 as of December 31, 2011 and June 30, 2012, respectively.  As of June 30, 2012, the remaining $12,072 remain unvested.

On March 7, 2012, Zentric, Inc. entered into a subscription agreement to issue 200,000 common shares for $10,000 cash investment into the Company. As of June 30, 2012, the Company received the total $10,000 towards this agreement and the shares issued per the agreement.

On March 7, 2012, Zentric, Inc. entered into a subscription agreement to issue 200,000 common shares for $10,000 cash investment into the Company. As of June 30, 2012, the Company has not received the $10,000 and recorded as a subscription receivable.

On March 14, 2012, Zentric, Inc. entered into a subscription agreement to issue 1,250,000 common shares for $25,000 cash investment into the Company. As of June 30, 2012, the shares has not been issued and recorded as a stock payable.

5.   RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company have received cash advanced of $129,975 and $292,106 for the six months ended June 30, 2012 and from inception to June 30, 2012, respectively from directors and shareholders.

Interest has been imputed at 15% resulting in interest expense of $16,505 and $36,382 for the six months ended June 30, 2012 and from July 21, 2008 (Inception) to June 30, 2012 respectively.

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

Interest accrual for all loans outstanding as of June 30, 2012 and December 31, 2011 are $1,352 and $752 respectively.

7.   CONTINGINCIES

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial conditions or results of operations.

8.   DEPOSIT

During the period, the Company paid approximately 5% in deposit for solar panels.  The total purchase price is $1,740,000, whereby, the Company has to remit the remaining 95% payment prior to completion and shipment of the solar panels.  As of June 30, 2012, the Company paid $88,313 and recorded as a long-term asset in the balance sheet.  The solar panels will be used toward a project to build an 800KW solar power plant in Leicester, North Carolina.

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

10.   SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011.

The Company did not generate any revenues for the three months and six months ended June 30, 2012 and June 30, 2011.

Professional fees include legal and accounting fees and filing fees. Professional fees for the three months ended June 30, 2012 and June 30, 2011 was $8,175 and $493 respectively. Professional fees for the six months ended June 30, 2012 and June 30, 2011 was $11,175 and $4,552 respectively.

Consulting and subcontracting fees for the three months ended June 30, 2012 and June 30, 2011 was $33,687 and nil respectively. Consulting and subcontracting fees for the six months ended June 30, 2012 and June 30, 2011 was $260,213 and 10,869 respectively.

Office and general expense for the three months ended June 30, 2012 and June 30, 2011 was $44,090 and $9,573 respectively. Office and general expense for the six months ended June 30, 2012 and June 30, 2011 was $77,976 and $16,575 respectively.

Interest expense for the three months ended June 30, 2012 and June 30, 2011 was $9,691 and $4,247 respectively. Interest expense for the six months ended June 30, 2012 and June 30, 2011 was $17,105 and $9,501 respectively.

Research and development expense for the three months ended June 30, 2012 and June 30, 2011 was $20,000 and nil respectively. Research and development expense for the six months ended June 30, 2012 and June 30, 2011 was $20,000 and nil respectively.

Gain/loss on stock issued for the three months ended June 30, 2012 and June 30, 2011 was nil and $41,622 respectively. Gain/loss on stock issued for the six months ended June 30, 2012 and June 30, 2011 was nil and $41,622 respectively.

Foreign exchange translation for the three months ended June 30, 2012 and June 30, 2011 was $366 and nil respectively. Foreign exchange translation for the six months ended June 30, 2012 and June 30, 2011 was $1,474 and nil respectively.

Bank charges expense for the three months ended June 30, 2012 and June 30, 2011 was $695 and $108 respectively. Bank charges expense for the six months ended June 30, 2012 and June 30, 2011 was $1,299 and $135 respectively.

Net loss for the three months ended June 30, 2012 and June 30, 2011 was $116,704 and $56,043 respectively. Net loss for the six months ended June 30, 2012 and June 30, 2011 was $389,242 and $83,254 respectively. The loss was primarily due to the consulting fees, professional fees and interest expenses.

Loss per share was $0.00 for the three months ended June 30, 2012 and June 30, 2011. Loss per share was $0.00 for the six months ended June 30, 2012 and June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had a working capital deficiency of $367,541, which represented a working capital decrease of $108,717 as compared to the working capital deficiency position of $258,828 as of December 31, 2011. The decrease is mainly due to the increase of our accounts payable. We raised $10,000 from issuance of 200,000 shares of common stock during the quarter ended June 30, 2012.

Cash flows used in operating activities for the six month period ended June 30, 2012 and 2011 was $(275,188) and ($40,307) respectively.

Cash flows used in investing activities for the six month period ended June 30, 2012 and 2011 was $(88,313) and $0 respectively.

Cash flows used in financing activities for the six month period ended June 30, 2012 and 2011 was $364,975 and $36,940, respectively, which was due to loans.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2012 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

Item 4.    Mine Safety Disclosures.

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

ZENTRIC, INC.
Registrant

Date: September 5, 2012	By:	/s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer, Principal Accounting Officer and Director