Form 10-Q
period 2012-09-30
Zentric, Inc.
filed 2012-11-14
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2012:  111,175,827 shares of common stock.

Transitional Small Business Disclosure Format    Yes   ☐ No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	16

ZENTRIC, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets
Cash	$57,183	$1,446
Total Current Assets	57,183	1,446

Deposit	88,348	-
Total Assets	$145,531	$1,446

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$76,274	$47,305
Advances from shareholder	150,113	127,151
Accrued salaries	185,000	78,800
Note payable – Related party	171,336	7,018

Total Liabilities	582,723	260,274

Stockholders' Deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 111,175,827 and 99,575,827 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	111,177	99,577
Additional paid-in capital	1,577,832	1,292,919
Stock Payable	75,000	20,000
Subscription receivable	-	-
Deficit accumulated during the development stage	(2,201,201)	(1,671,324)

Total Stockholders' Deficit	(437,192)	(258,828)

Total Liabilities and Stockholders' Deficit	$145,531	$1,446

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	For The Period From Inception to September 30, 2012

REVENUE	$-	$-	$-	$-	$-
EXPENSES
Office and General	25,357	9,029	77,539	25,604	176,904
Professional fees	2,000	1,748	6,900	6,300	72,872
Consulting and subcontracting	102,612	243,233	394,369	295,724	1,460,734
R&D expense	-	-	20,000	-	58,758
Bank charges	1,221	72	3,043	207	4,148
Operating Expenses	131,190	254,082	501,851	327,835	1,773,416

Other expenses
Interest Expense	9,272	1,854	26,377	11,355	77,860
Impairment on investment	-	-	-	-	233,333
Loss on Conversion of debt	-	-	-	-	114,943
Foreign exchange translation	175	-	1,649	-	1,649
Total other expense	9,447	1,854	28,026	11,355	427,785

Net Loss	$140,636	$255,936	$529,877	$339,190	$2,201,201
Net Loss	(140,636)	(255,936)	(529,877)	(339,190)	(2,201,201)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	111,175,827	90,282,349	110,274,367	90,282,349

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	For The Period From Inception to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(529,877)	$(357,857)	$(2,201,201)
Adjustment to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	25,000	232,500	844,365
Options issued for services	6,036		15,781
Impairment on investment			233,333
Loss on conversion of debt	-	41,622	114,943
Imputed interest on advance from shareholder	25,477	4,556	53,532
Amortization on note discount	-	-	2,125
Changes in operating assets and liabilities:
Prepaid Expenses	-	100	-
Accounts payable and accrued liabilities	135,139	35,525	281,399
NET CASH USED IN OPERATING ACTIVITIES	(338,225)	(43,554)	(655,723)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for downpayment of solar panel	(88,348)	-	(88,348)
CASH USED FOR INVESTING ACTIVITIES	(88,348)	-	(88,348)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	295,000	-	321,795
Advances from related party	220,306	40,290	382,437
Borrwings on debt - related party	-	-	130,018
Principal Payment on debt	(32,996)	-	(32,996)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	482,310	40,290	801,254
NET DECREASE IN CASH	55,737	(3,264)	57,183
CASH, BEGINNING OF PERIOD	1,446	3,367	-
CASH, END OF PERIOD	$57,183	$103	$57,183

NON-CASH ACTIVITIES
Shares accrued in prior period and issued in current	$20,000	$-	$20,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012 (unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

Constant Environment, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as an early stage product and services company that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.

On December 16, 2009 the Board of Directors of Constant Environment, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing the Company’s name to Zentric, Inc

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary in Hong Kong, China.  During the period ended September 30, 2012, the Company transferred $90,000 USD to its subsidiary company. Out of the balance transferred, $88,348 was used to as a down payment to purchase solar panels.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

e)	Development Stage Company

The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

f)	Fair Value of Financial Instruments

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

h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions from subsidiary are primarily undertaken in Hong Kong Dollar. Foreign currency transactions are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. As of September 30, 2012, the company recorded a loss of $1,649 due to foreign exchange translation in the income statement under other expenses.

i)	Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at November 29, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the nine months ended September 30, 2012 and 2011.

j)	Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

4.  STOCKHOLDERS' EQUITY

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

On February 13, 2012, the Company completed and authorized the issuance of 200,000 common shares for services. The total fair value of the common stock was $25,000 based on the closing price of the Company’s stock on the date of grant. As of September 30, 2012 the shares has not been issued and recorded as a stock payable.

During fiscal year 2011, the company granted to an officer/director of the company to acquire 3,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 2,000,000 will vest on December 31 2012 and 2013 at price of $0.10, and $0.25 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company valuated such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $25,841, out of the total value the company expensed $9,745 and $6,036 as of December 31, 2011 and September 30, 2012, respectively.  As of September 30, 2012, the remaining $10,060 remains unvested.

On March 7, 2012, Zentric, Inc. entered into a subscription agreement to issue 400,000 common shares for $20,000 cash investment into the Company.  During the period ended September 30, 2012, the Company received the total $20,000 towards this agreement.

On March 14, 2012, Zentric, Inc. entered into a subscription agreement to issue 1,250,000 common shares for $25,000 cash investment into the Company. As of September 30, 2012, the shares has not been issued and recorded as a stock payable.

On September 1, 2012, Zentric, Inc. entered into a subscription agreement to issue 25,000,000 common shares for $50,000 cash investment into the Company. As of September 30, 2012, the shares has not been issued and recorded as a stock payable.

5.  RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

Since inception through period ended September 30, 2012 Company advanced from shareholder is $150,113 and incurred a related party borrowing balance of 171,336. The Company have received, during the nine months period, cash advanced of $220,306 and $382,437 from inception to September 30, 2012, respectively from directors and shareholders. The advances had no stated interest rate and maturity date; as such interest has been imputed at 15% resulting in interest expense of $25,477 and $45,354 for the nine months ended September 30, 2012 and from July 21, 2008 (Inception) to September 30, 2012 respectively.

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

During the period ended September 30, 2012 the company has a accumulated related party borrowing of $171,336.

Interest accrual for all loans outstanding as of September 30, 2012 and December 31, 2011 are $1,652 and $752 respectively.

7.  CONTINGINCIES

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial conditions or results of operations.

8.  DEPOSIT

During the nine months ended September 30, 2012, the Company paid approximately 5% in deposit for solar panels.  The total purchase price is $1,740,000, whereby, the Company has to remit the remaining 95% payment prior to completion and shipment of the solar panels.  As of September 30, 2012, the Company paid $88,313 and recorded as a long-term asset in the balance sheet.  The solar panels will be used toward a project to build an 800KW solar power plant in Leicester, North Carolina.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011.

The Company did not generate any revenues for the three months and nine months ended September 30, 2012 and September 30, 2011.

Professional fees include legal and accounting fees and filing fees. Professional fees for the three months ended September 30, 2012 and September 30, 2011 was $2,000 and $1,748 respectively. Professional fees for the nine months ended September 30, 2012 and September 30, 2011 was $6,900 and $6,300 respectively.

Consulting and subcontracting fees for the three months ended September 30, 2012 and September 30, 2011 was $102,612 and $243,233 respectively. Consulting and subcontracting fees for the nine months ended September 30, 2012 and September 30, 2011 was $394,369 and 295,724 respectively.

Office and general expense for the three months ended September 30, 2012 and September 30, 2011 was $25,357 and $9,029 respectively. Office and general expense for the nine months ended September 30, 2012 and September 30, 2011 was $77,539 and $25,604 respectively.

Interest expense for the three months ended September 30, 2012 and September 30, 2011 was $9,272 and $1,854 respectively. Interest expense for the nine months ended September 30, 2012 and September 30, 2011 was $26,377 and $11,355 respectively.

Research and development expense for the three months ended September 30, 2012 and September 30, 2011 was nil and nil respectively. Research and development expense for the nine months ended September 30, 2012 and September 30, 2011 was $20,000 and nil respectively.

Foreign exchange translation for the three months ended September 30, 2012 and September 30, 2011 was $175 and nil respectively. Foreign exchange translation for the nine months ended September 30, 2012 and September 30, 2011 was $1,649 and nil respectively.

Bank charges expense for the three months ended September 30, 2012 and September 30, 2011 was $1,221 and $72 respectively. Bank charges expense for the nine months ended September 30, 2012 and September 30, 2011 was $3,043 and $207 respectively.

Net loss for the three months ended September 30, 2012 and September 30, 2011 was $140,636 and $255,936 respectively. Net loss for the nine months ended September 30, 2012 and September 30, 2011 was $529,877 and $339,190 respectively. The loss was primarily due to the consulting fees.

Loss per share was $0.00 for the three months ended September 30, 2012 and September 30, 2011. Loss per share was $0.04 and $0.00 respectively for the nine months ended September 30, 2012 and September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had a working capital deficiency of $525,540, which represented a working capital decrease of $266,712 as compared to the working capital deficiency position of $258,828 as of December 31, 2011. The decrease is mainly due to the increase of our accounts payable, advances from related party, and accrued salaries.

Cash flows used in operating activities for the nine month period ended September 30, 2012 and 2011 was $(338,225) and ($43,554) respectively.

Cash flows used in investing activities for the nine month period ended September 30, 2012 and 2011 was $(88,348) and nil respectively.

Cash flows used in financing activities for the nine month period ended September 30, 2012 and 2011 was $482,310 and $40,290, respectively, which was due to loans.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2012 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

ZENTRIC, INC.
Registrant

Date: November 14, 2012	By:	/s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer,
Principal Accounting Officer and Director