Form 10-K
period 2012-12-31
Zentric, Inc.
filed 2013-04-15
CIK 1457435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $424,295.

As of April 15, 2013 111,275,827 shares of Common Stock, par value $0.001 per share, were outstanding.

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

Employees, Officers and Directors

Employees

We have 2 part time employees as of the date of this prospectus other than our executive officers and directors who devote only part of their time to our business.

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

On September 15, 2012, we commenced a lease at 220 Continuum Drive, Fletcher, NC, 28734, for which we pay $10,200 per month. The term of the lease is for 6 and one half months.

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

Item 4.  Mine Safety Dislcosure

Not Applicable.

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

Holders

As of April 15, 2013 there were 111,275,827 shares of common stock issued and outstanding, 19,750,000 of which are controlled by Jeff Mak, the Company's officer and director.

As of April 15, 2013 there were 53 holders of record of shares of our common stock.  Holders of common stock do not have cumulative voting rights.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-K constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission ("SEC"). The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and amortization policies on property and equipment and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including preferred stock with warrants attached and other instruments not indexed to our stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815.

Revenue Recognition

As of the date of this disclosure, the Company has yet to recognize revenues. As the Company continues to develop and implement its business plan, revenue from the performance of services or sale of products will be recognized in accordance with FASB codification standards. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB codification standards. The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB codification regarding the required tax asset benefit computations for net operating losses carry forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB codification standards, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.”

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to the ASC 350-10-05 Goodwill and Other Intangible Assets and the Impairment or Disposal of Long-lived Assets, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

•	Significant changes in performance relative to expected operating results
•	Significant changes in the use of the assets or the strategy of our overall business
•	Significant industry or economic trends

As determined in accordance with the ASC, if the carrying amount of goodwill of a reporting unit exceeds its fair value, the impairment loss is measured as the amount by which the carrying amount exceeds the fair market value of the assets. In accordance with the ASC, in determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. The impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Long-lived assets held and used by Zentric, Inc. are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. Zentric, Inc. recognize impairment losses of $88,383 for deposit on solar panels as of December 31, 2012.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in  Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-12, Comprehensive Income. ASU 2011-12 deferred the new presentation requirements outlined by ASU 2011-05 regarding reclassification of items out of accumulated other comprehensive income. This standard is effective for all annual period beginning after December 15, 2011. This standard is not expected to have a material impact on the Company's financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities.  SU 2011-11 requires entities to disclose both the gross and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement and includes derivatives, sale and repurchase agreements, and securities borrowing and securities lending arrangements. This standard is effective for all fiscal periods beginning on or after January 1, 2013. This standard is not expected to have a material impact on the Company's financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. ASU 2011- 05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and items reclassified to the statement of operations are required to be presented separately on the face of the financial statements. This standard is effective for fiscal years beginning after December 15, 2011. This standard is not expected to have a material impact on the Company's financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measure and Disclosure Requirements in US GAAP and IFRS. ASU 2011-04 amended the definition of fair value measurement to be more closely aligned with IFRS including: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This standard is effective for all fiscal periods beginning after December 15, 2011. This standard is not expected to have a material impact on the Company's financial statements.

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

License Agreement with Versitech Limited

Effective December 14, 2009, we entered into an exclusive license agreement with Versitech Limited to design, manufacture and market the battery technology under United State Patent Grant No. 7,344,801. Terms of the license are royalties of 3% on net sales on the licensed products by the licensee and affiliates of licensed products and 25% of all sublicense income received by the licensee or any of its affiliates. As of December 31, 2012, the terms of the agreement remain the same and no revenue has been generated from the license agreement.

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

RESULTS OF OPERATIONS

The Company did not generate any revenues for the years ended December 31, 2012 and December 31, 2011.

Professional fees include legal and accounting fees and filing fees. Professional fees for the years ended December 31, 2012 and December 31, 2011 was $9,850 and $13,756 respectively.

Consulting and contracting expenses for the years ended December 31, 2012 and December 31, 2011 was $502,281 and $324,169.

General and administrative expense for the years ended December 31, 2012 and December 31, 2011 was $258,345 and $323,376.

Interest expenses for the years ended December 31, 2012 and December 31, 2011 was $53,343 and $20,951.

Loss on stock issued for the years ended December 31, 2012 and December 31, 2011 was $0 and $41,622.

Net loss for the years ended December 31, 2011 and December 31, 2012 was $720,078 and $813,969 respectively.  The loss was primarily due to the consultant and subcontracting fees.

Loss per share was $0.01 and $0.01 for the years ended December 31, 2012 and December 31, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had a working capital deficiency of $692,606, which represented a working capital increase of $433,778 as compared to the working capital deficiency position of $258,828 as of December 31, 2011. The increase is mainly due to the increase of borrowing from related party to fund operations.

Cash flows used in operating activities for the year ended December 31, 2012 was ($445,400) compare to ($94,054) in December 31, 2011. The increase is due to increase in net loss and vendor expenses.

Cash flows provided by financing activities for the year ended December 31, 2012 and 2011 were $532,450 and $92,133, respectively.  The increase was due mainly from related party borrowing to fund operations.

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

During fiscal year 2011, the company granted to an officer/director of the company to acquire 3,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 2,000,000 will vest on December 31 2012 and 2013 at price of $0.10, and $0.25 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company valuated such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $25,841, out of the total value the company expensed $9,745 and $8,048 as of December 31, 2011 and December 31, 2012, respectively.  As of December 31, 2012, the remaining $8,048 remains unvested.

On March 7, 2012, Zentric, Inc. entered into a subscription agreement to issue 400,000 common shares for $20,000 cash investment into the Company.  During the period ended September 30, 2012, the Company received the total $20,000 towards this agreement.

On March 14, 2012, Zentric, Inc. entered into a subscription agreement to issue 1,250,000 common shares for $25,000 cash investment into the Company. As of December 31, 2012, the shares has not been issued and recorded as a stock payable.

On September 1, 2012, Zentric, Inc. entered into a subscription agreement to issue 25,000,000 common shares for $50,000 cash investment into the Company. As of December 31, 2012, the shares has not been issued and recorded as a stock payable.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements.

ZENTRIC, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 and 2011

AND THE PERIOD FROM JULY 21, 2008 (INCEPTION) THROUGH DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Zentric, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Zentric, Inc. (a development stage company) as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended and for the period from July 21, 2008 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zentric, Inc. as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered reoccurring net loss from operations and has a net deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 15, 2013

ZENTRIC, INC.
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$108	$1,446
Total Current Assets	108	1,446

Total Assets	$108	$1,446

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$86,694	$47,305
Advances from shareholder	364,602	127,151
Accrued salaries	234,400	78,800
Note payable, related party	7,018	7,018

Total Liabilities	692,714	260,274

Stockholders' Deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 111,175,827 and 99,575,827 shares issued and outstanding as of December 31, 2012 and 2011, respectively	111,177	99,577
Additional paid-in capital	1,606,510	1,292,919
Stock Payable	75,000	20,000
Deficit accumulated during the development stage	(2,485,293)	(1,671,324)

Total Stockholders' Deficit	(692,606)	(258,828)

Total Liabilities and Stockholders' Deficit	$108	$1,446

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	For The Period From Inception to December 31, 2012

REVENUE	$-	$-	$-
EXPENSES
General and administrative	258,345	323,376	687,018
Consulting and subcontracting	502,281	334,129	1,578,506
Operating Expense	760,626	657,505	2,265,524

Other Expenses
Interest Expense	53,343	20,951	104,826
Loss on conversion of debt	-	41,622	114,943
Total Other Expenses	53,343	62,573	219,769
NET LOSS	(813,969)	(720,078)	(2,485,293)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	110,500,964	99,575,827

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the Period From July 21, 2008 (Inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(813,969)	(720,0785)	(2,485,293)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	25,000	232,500	844,365
Options issued for services	8,048	9,745	17,793
Impairment of solar panel	88,348	-	88,348
Impairment of Investment	-	233,333	233,333
Interest Payable – related party	-	-	8,178
Imputed interest on advance from shareholder	52,143	14,287	72,020
Amortization on note discount	-	-	2,125
Loss on settlement of debt	-	41,622	114,943
Changes in operating assets and liabilities:
Prepaid Expenses	-	100	-
Accounts payable and accrued liabilities	194,990	94,437	341,250
NET CASH USED IN OPERATING ACTIVITIES	(445,440)	(94,054)	(762,938)
CASH FLOWS FROM INVSETING ACTIVITIES
Cash paid for down payment of solar panel	(88,348)	-	(88,348)
CASH USED FOR INVSETING ACTIVITIES	(88,348)	-	(88,348)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	295,000	20,000	321,795
Advances from related party	-	72,133	479,210
Borrowings on debt - related party	317,079	-	130,018
Principal payments on debt – related party	(79,629)		(79,629)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	532,450	92,133	851,394
NET (DECREASE) INCREASE IN CASH	(1,338)	(1,921)	108
CASH, BEGINNING OF PERIOD	1,446	3,367	-
CASH, END OF PERIOD	108	1,446	108

SUPLLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash investment and financing activities
Forgiveness of related party debt	-	-	35,000
Shares accrued in prior period and issued in current	20,000	-	20,000
Shares issued as incentive for debt	-	-	2,100
Shares exchange for investment available-for-sale	-	252,000	252,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Deficit)
FOR THE PERIOD FROM July 21, 2008 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock		Additional	Deficit Accumulated During the	Stock	Stockholders' Equity
	Shares	Amount	Capital	Stage	Payable	(Deficit)

Common shares issued at inception	40,000,000	$40,000	$(40,000)	$-	-	$-
Common shares issued for cash	2,718,000	2,718	4,077	-	-	6,795
Common shares issued for services	6,000,000	6,000	9,000		-	15,000
Imputed interest on shareholder advance	-	-	420		-	420
Net loss	-	-	-	(25,000)	-	(25,000)
Balance, December 31, 2008	48,718,000	48,718	(25,503)	(25,000)	-	(2,785)
Common shares issued for services	250,000	250	2,250	-	-	2,500
Shares issued as loan incentives	160,000	160	1,440	-	-	1,600
Imputed interest on shareholder advance	-	-	1,550	-	-	1,550
Net loss	-	-	-	(125,173)	-	(125,173)
Balance, December 31, 2009	49,128,000	49,128	(21,263)	(150,173)	-	(122,308)
Common shares issued for services	9,430,000	9,430	559,935	-	-	569,365
Common shares issued for debt conversion	2,365,219	2,365	118,260	-	-	118,260
Shares issued as loan incentives	50,000	50	450		-	500
Imputed interest on advance from shareholder	-	-	3,620	-	-	1,945
Forgiveness of debt – related party			35,000		-
Net loss	-	-	-	(801,073)	-	(801,073)
Balance, December 31, 2010	60,973,219	$60,973	$696,002	$(951,246)	-	$(194,271)
Common shares Exchange	16,666,667	16,667	216,666	-		233,333
Common shares issued for debt conversion	6,935,941	6,937	138,719	-		145,656
Shares issued for services	15,000,000	15,000	217,500			232,500
Imputed interest on advance from shareholder	-	-	14,287	-		14,287
Options issued for services			9,745			9,745
Stock issued for Cash					20,000	20,000
Net loss	-	-	-	(720,078)		(720,078)
Balance, December 31, 2011	99,575,827	$99,577	$1,292,919	$(1,671,324)	20,000	$(258,828)
Common shares issued for cash	11,400,000	11,400	228,600		55,000	295,000
Shares issued for services	200,000	200	24,800			25,000
Imputed interest on advance from shareholder	-	-	52,143	-		52,143
Options issued for services			8,048			8,048
Net loss	-	-	-	(813,969)		(813,969)
Balance, December 31, 2012	111,175,827	$111,177	$1,606,510	$(2,485,293)	75,000	$(692,606)

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

1.
ORGANIZATION AND BASIS OF PRESENTATION

Constant Environment, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as an early stage product and services company that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.  The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

On December 16, 2009 the Board of Directors of Constant Environment, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing the Company’s name to Zentric, Inc. The Company is a battery technology company based on a new technology that incorporates high voltages dual electrolytes to produce higher voltages and power.

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary in Hong Kong, China to assist with solar project development.

On January 9, 2012 the Board of Directors of Zentric, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada increasing the authorized number of common shares to 500,000,000.

2.
GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company suffered reoccurring net loss from operations and has a net deficiency, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

    c)  Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2012 and 2011, the Company had no cash equivalents.

    d)  Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with FASB codification standards. The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

    e)  Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2012 and 2011.

    f)  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

    g)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

    h)  Financial Instruments

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

    i)   Income Taxes

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

    j)  Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB codification standards, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.”

    k)  Valuation of Long-Lived Intangible Assets and Goodwill

Pursuant to the ASC 350-10-05 Goodwill and Other Intangible Assets and the Impairment or Disposal of Long-lived Assets, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

•	Significant changes in performance relative to expected operating results
•	Significant changes in the use of the assets or the strategy of our overall business
•	Significant industry or economic trends

As determined in accordance with the ASC, if the carrying amount of goodwill of a reporting unit exceeds its fair value, the impairment loss is measured as the amount by which the carrying amount exceeds the fair market value of the assets. In accordance with the ASC, in determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. The impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

    l)  Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360- 10). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2012, the Company recognized an impairment loss of $88,383 related to deposit on solar panel due to uncertainty of future revenue.

    m)  Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in  Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-12, Comprehensive Income. ASU 2011-12 deferred the new presentation requirements outlined by ASU 2011-05 regarding reclassification of items out of accumulated other comprehensive income. This standard is effective for all annual period beginning after December 15, 2011. This standard is not expected to have a material impact on the Company's financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities.  SU 2011-11 requires entities to disclose both the gross and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement and includes derivatives, sale and repurchase agreements, and securities borrowing and securities lending arrangements. This standard is effective for all fiscal periods beginning on or after January 1, 2013. This standard is not expected to have a material impact on the Company's financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. ASU 2011- 05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and items reclassified to the statement of operations are required to be presented separately on the face of the financial statements. This standard is effective for fiscal years beginning after December 15, 2011. This standard is not expected to have a material impact on the Company's financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measure and Disclosure Requirements in US GAAP and IFRS. ASU 2011-04 amended the definition of fair value measurement to be more closely aligned with IFRS including: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This standard is effective for all fiscal periods beginning after December 15, 2011. This standard is not expected to have a material impact on the Company's financial statements.

4.
STOCKHOLDERS’ EQUITY

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

On December 20, 2011, Zentric, Inc. entered into a subscription agreement to issue 11,000,000 common shares for $220,000 cash investment into the Company. The company received $20,000 as of December, 2011 and the remaining $200,000 was collected during the period ending December 1, 2012.

On February 13, 2012, the Company completed and authorized the issuance of 200,000 common shares for services. The total fair value of the common stock was $25,000 based on the closing price of the Company’s stock on the date of grant.

During fiscal year 2011, the company granted to an officer/director of the company to acquire 3,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 2,000,000 will vest on December 31 2012 and 2013 at price of $0.10, and $0.25 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company valuated such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $25,841, out of the total value the company expensed $9,745 and $8,048 as of December 31, 2011 and December 31, 2012, respectively.  As of December 31, 2012, the remaining $8,048 remains unvested.

On March 7, 2012, Zentric, Inc. entered into a subscription agreement to issue 400,000 common shares for $20,000 cash investment into the Company.  During the period ended December 31, 2012, the Company received the total $20,000 towards this agreement.

On March 14, 2012, Zentric, Inc. entered into a subscription agreement to issue 1,250,000 common shares for $25,000 cash investment into the Company. As of December 31, 2012, the shares has not been issued and recorded as a stock payable.

On September 1, 2012, Zentric, Inc. entered into a subscription agreement to issue 25,000,000 common shares for $50,000 cash investment into the Company. As of December 31, 2012, the shares has not been issued and recorded as a stock payable.

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

	Issued	Cancelled	Executed	Total Issued and Outstanding	Exercisable	Not Vested
Balance as of December 31, 2011	1,000,000	-	3,000,000	1,000,000	1,000,000	2,000,000
Options	1,000,000	-	-	1,000,000	1,000,000	1,000,000
Balance as of December 31, 2012	2,000,000	-	3,000,000	2,000,000	2,000,000	1,000,000

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 3,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 2,000,000 will vest on December 31 2012 and 2013 at price of $0.10, and $0.25 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company valuated such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $25,841, out of the total value the company expensed $9,745 and $8,048 as of December 31, 2011 and 2012 respectively, which is representative of the value of the 2,000,000 shares vested at end of each fiscal year. The remaining $8,048 remains unvested as of December 31, 2012.

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

5.
DEPOSIT

During the period ended December 31, 2012, the Company paid approximately 5% in deposit for solar panels for a total of $88,383. The total purchase price is $1,740,000, whereby, the Company has to remit the remaining 95% payment prior to completion and shipment of the solar panels. As of December 31, 2012, the Company evaluated for impairment and determine that due to lack of financing and future revenue stream, to impair the entire balance of $88,383 recorded under other expenses in the statement of operations.

6.
IMPAIRMENT OF AVAILABLE-FOR-SALE SECURITIES

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

7.
RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

The Company has received cash advances of $317,079 and $72,133 for the years ended December 31, 2012 and December 31, 2011, respectively from directors and shareholders. Interest has been imputed at 15% resulting in interest expense of $52,143 and $14,287 for the years ended December 31, 2012 and December 31, 2011, respectively.  As of December 31, 2012 the Company has received accumulated cash advanced of $364,602 from directors and shareholders.

The Company has accrued salaries for the officers/directors of $234,400 and $78,800 for the years ended December 31, 2012 and December 31, 2011, respectively.

8.
NOTES PAYABLE

Note payable balance as of December 31, 2012 and 2011 is $7,018. Interest accrual for all loans outstanding as of December 31, 2012 and December 31, 2011 are $1,952 and $752, respectively.

9.
 INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2012, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets. The net loss carry-forward was $626,379 and $1,318,917 for the years ended December 31, 2012 and December 31, 2011 respectively.

The deferred tax asset for December 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Deferred Tax Asset arising from Net Operating Loss Carry-forwards	$461,621	$219,233
Valuation allowance	(461,621)	(219,233)

Net deferred tax asset	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	2012	2011
Federal and state statutory rate	35%	35%
Chang in valuation allowance on deferred tax assets	(35%)	(35%)

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

11.
SUBSEQUENT EVENTS

On January 9, 2013, Zentric, Inc. issued 100,000 common shares for $10,000 of consulting services to an individual.  The shares are valued based on the fair market value on the date of grant.

On January 25, 2013, Zentric, Inc. entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) in connection with the funding of an aggregate of $37,500 with a maturity date of October 29, 2013. The 8% Convertible Promissory Note in the principal amount of $37,500 will be secured against an initial 293,000,000 common shares of the company. Asher has the right following 180 days from the agreement to convert the shares at 55% of the market price. The company can prepay the note at 150% of the loan plus interest.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2)
We did not maintain appropriate cash controls – As of December 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)
We did not implement appropriate information technology controls – As at December 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our
Form 10-K for the year ended December 31, 2012.

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

Name	Age	Positions and Offices Held

William Tien	52	President/Director
Jeff Mak	55	President/CEO/CFO/Secretary/Director/Treasurer, Principal Executive Officer, Principal Financial Officer

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

Item 11. Executive Compensation

Summary Compensation

On July 1, 2011, the Company approved an employment agreement with Jeff Mak, Chief Executive Officer, Chief Financial officer and a member of the Board of Directors offering a salary of 9,800 per month for his services. Due to the lack on cash on hand, this salary has been accrued for the year ended December 31, 2012.

On November 1, 2011, the Company approved an employment agreement with William Tien was appointed as our President and a member of the Board of Directors offering a salary of $10,000 per month for his services. During the year ending December 31, 2012, William Tien received $82,000 of his salaries and due to the lack on cash on hand the remaining  salary has been accrued. The agreement offers options as follows: option to acquire 1,000,000 common shares at $0.03 from December 31, 2011; option to acquire 1,000,000 common shares at $0.10 from December 31, 2012; option to acquire 1,000,000 common shares at $0.25 from December 31, 2013; and option to acquire 1,000,000 common shares at $0.50 from December 31, 2014. All options have a vesting period of three years or ninety days from termination of employment.

As of December 31, 2012, we have paid a total of $82,000 and accrued $234,400 to our directors or officers in consideration for their services rendered to our Company in their capacity as such, other than the issuance of 500,000 shares of the Company’s common stock to Kwok Kwong Chan on August 6, 2008. We have no pension, health, annuity, bonus, insurance, profit sharing or similar benefit plans.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on July 21, 2008, we have issued 500,000 shares of common stock to Kwok Kwong Chan in consideration for his services rendered in his capacity as director, valued in the amount of $5,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 15, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 111,275,827 shares of our common stock issued and outstanding as of April 15, 2013.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Zentric, Inc., Unit C2, 802 Southdown Road, Mississauga, Ontario, L5J Canada.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Jeff Mak	Common	19,750,000	17.7%
William Tien	Common	6,666,667	6.0%

Directors and Officers as a Group (2 person)	Common	26,416,667	23.7%

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

Our officers and directors have advanced funds for professional fees and general expenses in the amount of $92,778 and $12,232 as of December 31, 2012 and 2011, respectively.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2012 and 2011 were $8,850 and $7,800 respectively.

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

All Other Fees

The Company incurred fees during the last two fiscal years ended December 31, 2012 and 2011 were $8,850 and $7,500 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10Q.

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

(1)    Incorporated by reference to previous filing
(2)    These items have been previously filed

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

b)      Reports on Form 8-K

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

On December 21, 2012, Zentric, Inc. has entered into an Agreement with the County of Henderson, North Carolina  to relocate and consolidate operations of the company to Henderson County. Zentric, Inc. agrees to invest over $7 million in personal property and create 116 new jobs over 4 years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

ZENTRIC, INC.

Date: April 15, 2013	By:	/s/ Jeff Mak
	Name	Jeff Mak
	Title	Chief Executive Officer, Chief Financial Officer
(Principal Executive Financial and Accounting Officer)