Form 10-Q
period 2013-03-31
Zentric, Inc.
filed 2013-05-15
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2013: 111,175,827 shares of common stock.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	19

ZENTRIC, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets
Cash	$46	$108
Total Current Assets	46	108

Total Assets	$46	$108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$96,124	$86,694
Advances from shareholder	392,073	364,602
Accrued Salary	294,634	234,400
Convertible Note, net of discount $36,088	1,412	-
Derivative liability	53,770	-
Note payable, related party	7,018	7,018

Total Liabilities	845,031	692,714

Stockholders' Deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 111,175,827 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	111,177	111,177
Additional paid-in capital	1,620,783	1,606,510
Stock Payable	75,000	75,000
Deficit accumulated during the development stage	(2,651,945)	(2,485,293)

Total Stockholders' Deficit	(844,985)	(692,606)

Total Liabilities and Stockholders' Deficit	$46	$108

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
 STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	For The Period From Inception to March 31, 2013

REVENUE	$-	$-	$-
EXPENSES
General and administrative	53,433	38,598	740,451
Consulting and subcontracting	80,431	226,526	1,658,937
Operating Expense	133,864	265,124	2,399,388

Other Expenses
Interest Expense	16,518	7,414	121,344
Loss on Conversion of Debt	-	-	114,943
Change in fair value of derivative	16,270	-	16,270
Total Other Expenses	32,788	7,414	252,557
NET LOSS	166,652	272,538	2,651,945
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	111,175,827	110,775,827

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	For The Period From Inception to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(166,652)	(272,538)	(2,651,945)
Adjustment to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	-	25,000	844,365
Options issued for services	-	-	17,793
Impairment on solar panels	-	-	88,383
Impairment on investment	-	-	233,333
Change in fair value of derivative	16,270	-	16,270
Loss on conversion of debt	-	-	114,943
Interest payable - related party loans	-	7,114	8,178
Imputed interest on advance from shareholder	14,272	2,012	86,292
Amortization on note discount	1,412	-	3,537
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	69,664	7,179	410,879
NET CASH USED IN OPERATING ACTIVITIES	(65,034)	(231,233)	(827,972)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for downpayment of solar panel	-	(88,226)	(88,348)
CASH USED FOR INVESTING ACTIVITIES	-	(88,226)	(88,348)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	200,000	321,795
Advances from related party	88,323	119,701	567,533
Convertible debt	37,500		37,500
Borrwings on debt - related party	-	-	130,018
Principal payments on debt	(60,851)	-	(140,480)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	64,972	319,701	916,366
NET DECREASE IN CASH	(62)	242	46
CASH, BEGINNING OF PERIOD	108	1,446	-
CASH, END OF PERIOD	46	1,688	46

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	-	-	35,000
Shares accrued in prior period and issued in current	-	-	20,000
Stock issued as incentive on loan	-	-	2,100
Shares exchange for investment available-for-sale	-	-	252,000
Discount for the convertible note	-	37,500	37,500

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013 (unaudited)

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at March 31, 2013 and December 31, 2012.

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2013 and December 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)	Derivative Financial Instruments

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note and tainted Warrant), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

i)	Financial Instruments

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$53,770	$(16,270)
Total	$-	$-	$53,770	$(16,270)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

j)	Income Taxes

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

k)	Stock-Based Compensation

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

l)	Valuation of Long-Lived Intangible Assets and Goodwill

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

m)	Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360- 10). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2013 and December 31, 2012, the Company recognized an impairment loss of $88,383 related to deposit on solar panel due to uncertainty of future revenue.

n)	Recent Accounting Pronouncements

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

4.	Derivative Liabilities

The Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible note is variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalue at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $53,770 and $-0- at March 31, 2013 and December 31, 2012, respectively. The change in fair value of the derivative liabilities resulted in a loss of $(16,270) and $-0- for the three months ended March 31, 2013 and 2012, respectively, which has been reported as other income (expense) in the condensed statements of operations.

The following presents the derivative liability value by instrument type at March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
Convertible Debentures	$16,270	$-
	$16,270	$-

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2013 and the year ended December 31, 2012:

Derivative Liability Total
Balance, December 31, 2012
Increase in derivative value due to issuances of convertible promissory note	$54,640
Change in fair market value of derivative liabilities	$(870)
Balance, March 31, 2013	$53,770

Key inputs and assumptions used to value the convertible debentures during the three months ended March 31, 2013 and the year ended December 31, 2012:

•	The underlying stock price $.0065 was used as the fair value of the common stock.

•	The Asher note face amounts as of 3/31/13 are $37,500 with the same terms as at issuance and effectively convert at 63.1%.

•	The projected volatility curve for each valuation period was based on the volatility of 20 comparable companies’ in the same industry (see above).

•	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 2 notes in default have been converted by the holder.

•	Capital raising events of $50,000 would occur in each quarter for a total of $150,000 in 2013 at 75% of market generating dilutive reset events at prices below $0.0024 (rounded) for the Notes.

•	The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%.

•	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

5.	STOCKHOLDERS’ EQUITY

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

During fiscal year 2011, the company granted to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31 2012, 2013 and 2014 at price of $0.10, $0.25, and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company valuated such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,871.  Since the initial issuance of these options, as of March 31, 2013, the company expensed $17,793.

On March 7, 2012, Zentric, Inc. entered into a subscription agreement to issue 400,000 common shares for $20,000 cash investment into the Company.  During the period ended September 31, 2012, the Company received the total $20,000 towards this agreement.

On March 14, 2012, Zentric, Inc. entered into a subscription agreement to issue 1,250,000 common shares for $25,000 cash investment into the Company. As of March 31, 2013, the shares has not been issued and recorded as a stock payable.

On September 1, 2012, Zentric, Inc. entered into a subscription agreement to issue 25,000,000 common shares for $50,000 cash investment into the Company. As of March 31, 2013, the shares has not been issued and recorded as a stock payable.

6.	RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

As of December 31, 2012 and March 31, 2013, the Company incurred a related party borrowing balance of $364,602 and $392,073, respectively.  The Company have received, during the three months period ended March 31, 2013, cash advanced of $88,323 from directors and shareholders. Payment during the three months ended March 31, 2013 was $$60,851.  The advances had no stated interest rate and maturity date; as such interest has been imputed at 15% resulting in interest expense of $14,272 and $86,292 for the three months ended March 31, 2013 and from July 21, 2008 (Inception) to March 31, 2013 respectively.

7.	NOTES PAYABLE

Note payable balance as of March 31, 2012 and December 31, 2012 is $7,018. Interest accrual, based on a 15% interest rate and no stated maturity, for the loan outstanding as of March 31, 2013 and December 31, 2012 are $2,786 and $1,952, respectively.

8.	CONVERTIBLE DEBENTURE

On January 25, 2013, the Company, entered into a $37,500 convertible promissory note that carries an 8% interest rate, matures on October 29, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $37,500 for the variable conversion feature of the convertible debts incurred during the three months ended March 31, 2013.  The discount will be amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $1,412 of interest expense pursuant to the amortization of the note discounts during the three months ended March 31, 2013.  The note balance net of discount as of March 31, 2013 is $1,412.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012.

The Company did not generate any revenues for the three months ended March 31, 2013 and March 31, 2012.

General and administrative expenses for the three months ended March 31, 2013 and March 31, 2012 was $53,433 and $38,598.

Consulting and contracting expenses for the three months ended March 31, 2013 and March 31, 2012 was $80,431 and $226,526.

Interest expenses for the three months ended March 31, 2013 and March 31, 2012 was $16,518 and $272,538.

Net loss for the three months ended March 31, 2013 and March 31, 2012 was $166,652 and $272,538 respectively.  The loss was primarily due to the consultant and subcontracting fees.

Loss per share was $0.00 and $0.00 for the three months ended March 31, 2013 and March 31, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had a working capital deficiency of $844,985, which represented a working capital decrease of $152,379 as compared to the working capital deficiency position of $692,606 as of December 31, 2012. The decrease is mainly due to the increase of our accounts payable, advances from related party, and accrued salaries.

Cash flows used in operating activities for the three month period ended March 31, 2013 and 2012 was $(65,034) and ($231,233) respectively.

Cash flows used in investing activities for the three month period ended March 31, 2013 and 2012 was nil and $(88,226) respectively.

Cash flows used in financing activities for the three month period ended March 31, 2013 and 2012 was $64,972 and $319,701, respectively, which was due to loans.

On January 25, 2013, the Company, entered into a $37,500 convertible promissory note that carries an 8% interest rate, matures on October 29, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2012, our independent registered public accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes in our existing accounting policies from the disclosures included in our 2012 Annual Report on Form 10-K.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2013 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

(B)  Reports on Form 8-K

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

ZENTRIC, INC.
Registrant

Date: May 15, 2013	By:	/s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer, Principal Accounting Officer and Director