Form 10-Q
period 2013-06-30
Zentric, Inc.
filed 2013-08-19
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(416) 245-8000
 (Issuer’s telephone number)

________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2013:  111,175,827 shares of common stock.

Transitional Small Business Disclosure Format.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	19

ZENTRIC, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets
Cash	$593	$108
Total Current Assets	593	108

Total Assets	$593	$108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$98,763	$86,694
Advances from shareholder	437,890	364,602
Accrued Salary	127,484	234,400
Convertible Note, net of discount $32,382	5,118	-
Derivative liability	54,054	-
Note payable, related party	7,018	7,018

Total Liabilities	730,327	692,714

Stockholders' Deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 111,175,827 and 99,575,827 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	111,177	111,177
Additional paid-in capital	1,631,959	1,606,510
Stock Payable	435,150	75,000
Deficit accumulated during the development stage	(2,908,020)	(2,485,293)

Total Stockholders' Deficit	(729,734)	(692,606)

Total Liabilities and Stockholders' Deficit	$593	$108

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	For The Period From Inception to June 30, 2013

REVENUE	$-	$-	$-	$-	$-
EXPENSES
General and administrative	18,189	73,326	71,622	110,450	758,640
Consulting and subcontracting	221,672	33,687	302,103	260,213	1,880,609
Operating Expenses	239,861	107,013	373,725	370,663	2,639,249

Other expenses
Interest Expense	15,930	9,691	32,448	17,105	137,274
Loss on conversion of debt	-	-	-	-	114,943
Change in fair value of derivative	284	-	16,554	1,474	16,554
Total other expense	49,002	9,691	49,002	18,579	268,771

Net Loss	$256,075	$116,704	$422,727	$389,242	$2,908,020
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$0.00	$0.00	$0.01	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	111,175,827	111,013,190	111,175,827	111,013,190

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	For The Period From Inception to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(422,727)	(389,242)	(2,908,020)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	154,350	25,000	998,715
Options issued for services	-	4,024	17,793
Impairment on solar panels	-	-	88,383
Impairment on investment	-	-	233,333
Change in fair value of derivative	16,554	-	16,554
Loss on conversion of debt	-	-	114,943
Interest payable - related party loans	-	-	8,178
Imputed interest on advance from shareholder	25,448	16,505	97,468
Amortization on note discount	5,118	-	7,243
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	110,953	68,525	452,168
NET CASH USED IN OPERATING ACTIVITIES	(110,304)	(275,188)	(873,242)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for down payment of solar panel	-	(88,313)	(88,348)
CASH USED FOR INVESTING ACTIVITIES	-	(88,313)	(88,348)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	235,000	321,795
Advances from related party	-	129,975	613,360
Convertible debt	37,500	-	37,500
Borrowings on debt - related party	134,150	-	130,018
Principal payments on debt	(60,861)	-	(140,490)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	110,789	364,975	962,183
NET DECREASE IN CASH	485	1,474	593
CASH, BEGINNING OF PERIOD	108	1,446	-
CASH, END OF PERIOD	593	2,920	593

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	-	-	35,000
Shares accrued in prior period and issued in current	-	-	20,000
Stock issued as incentive on loan	-	-	2,100
Shares exchange for investment available-for-sale	-	-	252,000
Discount recognized on convertible note	37,500	-	37,500

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013 (unaudited)

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at June 30, 2013 and December 31, 2012.

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2013 and December 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)

Derivative Liability	$-	$-	$54,054	$(16,554)
Total	$-	$-	$54,054	$(16,554)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)

Derivative Liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

j)	Income Taxes

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

The Company accounts for long-lived assets in accordance with “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360- 10). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2013 and December 31, 2012, the Company recognized an impairment loss of $88,383 related to deposit on solar panel due to uncertainty of future revenue.

n)	Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalue at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $54,054 and $-0- at June 30, 2013 and December 31, 2012, respectively. The change in fair value of the derivative liabilities resulted in a loss of $(16,554) and $-0- for the six months ended June 30, 2013 and 2012, respectively, which has been reported as other income (expense) in the condensed statements of operations.

The following presents the derivative liability value by instrument type at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012

Convertible Debentures	$16,554	$-
	$16,554	$-

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2013 and the year ended December 31, 2012:

Derivative Liability Total
Balance, December 31, 2012
Increase in derivative value due to issuances of convertible promissory note	$54,640
Change in fair market value of derivative liabilities	$(586)
Balance, June 30, 2013	$54,054

Key inputs and assumptions used to value the convertible debentures during the six months ended June 30, 2013 and the year ended December 31, 2012:

•	The underlying stock price $.0035 was used as the fair value of the common stock;

•	The Asher note face amounts as of 6/30/13 are $37,500 with the same terms as at issuance and effectively convert at 61.94%.

•	The projected volatility for each valuation period was based on the volatility of 20 comparable company’s in the same industry:

	1 year	2 year	3 year	4 year	5 year

3/31/2013	143%	199%	219%	235%	277%

6/30/2013	148%	204%	225%	246%	283%

•	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 2 notes in default have been converted by the holder;

•	Capital raising events of $50,000 would occur in each quarter for a total of $150,000 in 2013 at 75% of market generating dilutive reset events at prices below $0.002672 (rounded) for the Notes;

•	The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%; and

•	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

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

During the period ended June 30, 2013, Zentric, Inc. entered into an settlement with the Chief Financial Officer to issue 102,900,000 common shares for $205,500 of salaries past due by the Company. Total value of the shares issued was $360,150; the excess of $154,650 is recorded as additional compensation expense.  The shares were valued based on the fair market value on date of grant.  As of June 30, 2013, the shares has not been issued and recorded as a stock payable.

6.  RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

As of December 31, 2012 and June 30, 2013, the Company incurred a related party borrowing balance of $364,602 and $437,890, respectively. The Company have received, during the three months period ended June 30, 2013, cash advanced of $45,817 from directors and shareholders. Payment during the three months ended June 30, 2013 was nil. The advances had no stated interest rate and maturity date; as such interest has been imputed at 15% resulting in interest expense of $25,448 and $97,468 for the three months ended June 30, 2013 and from July 21, 2008 (Inception) to June 30, 2013 respectively.

7.  NOTES PAYABLE

Note payable balance as of June 30, 2013 and December 31, 2012 is $7,018. Interest accrual, based on a 15% interest rate and no stated maturity, for the loan outstanding as of June 30, 2013 and December 31, 2012 are $2,552 and $1,952, respectively.

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

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $37,500 for the variable conversion feature of the convertible debts incurred during the three months ended June 30, 2013.  The discount will be amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $5,118 of interest expense pursuant to the amortization of the note discounts during the three months ended June 30, 2013.  The note balance net of discount as of June 30, 2013 is $5,118.

9.  CONTINGINCIES

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial conditions or results of operations.

10.  SUBSEQUENT EVENTS

On August 15, 2013, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on May 15, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012.

The Company did not generate any revenues for the three and six months ended June 30, 2013 and June 30, 2012.

General and administrative expenses for the three months ended June 30, 2013 and June 30, 2012 was $18,189 and $73,326 respectively. General and administrative expenses for the six months ended June 30, 2013 and June 30, 2012 was $71,622 and $110,450 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Consulting and contracting expenses for the three months ended June 30, 2013 and June 30, 2012 was $221,672 and $33,687 respectively. Consulting and contracting expenses for the six months ended June 30, 2013 and June 30, 2012 was $382,534 and $260,213 respectively. The increase was larger due to the conversion of an amount of accrued salaries to shares and recorded as compensation expense.

Interest expenses for the three months ended June 30, 2013 and June 30, 2012 was $15,930 and $9,691 respectively. Interest expenses for the six months ended June 30, 2013 and June 30, 2012 was $48,966 and $17,105 respectively.

Change in fair value of derivative the three months ended June 30, 2013 and June 30, 2012 was $284 and $nil respectively. Change in fair value of derivative the six months ended June 30, 2013 and June 30, 2012 was $32,824 and $1,474 respectively.

Net loss for the three months ended June 30, 2013 and June 30, 2012 was $49,002 and $116,704 respectively. Net loss for the six months ended June 30, 2013 and June 30, 2012 was $422,727 and $389,242 respectively. The loss was primarily due to the consulting fees, professional fees and interest expenses.

Loss per share was $0.00 for the three months ended June 30, 2013 and June 30, 2012. Loss per share was $0.01 and $0.00 for the six months ended June 30, 2013 and June 30, 2012 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had a working capital deficiency of $729,734, which represented a working capital decrease of $37,128 as compared to the working capital deficiency position of $692,606 as of December 31, 2012. The decrease is mainly due to the increase of our accounts payable, advances from related party, and accrued salaries.

Cash flows used in operating activities for the six month period ended June 30, 2013 and 2012 was $(110,304) and ($275,188) respectively.

Cash flows used in investing activities since the inception of the Company to period ended June 30, 2013 was $(88,313).

Cash flows used in financing activities for six month period ended June 30, 2013 and 2012 was $110,789 and $364,975, respectively, which was due to loans.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2013 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

ZENTRIC, INC.
Registrant

Date: August 19, 2013	By:	/s/ Jeff Mak
Name: Jeff Mak
Title: Chairman, Chief Financial Officer, Principal Accounting Officer and Director