Form 10-Q
period 2013-09-30
Zentric, Inc.
filed 2013-11-18
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(416) 245-8000
 (Issuer’s telephone number)

_______________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 18, 2013: 129,306,080 shares of common stock.

Transitional Small Business Disclosure Format  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

ZENTRIC, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets
Cash	$502	$108
Total Current Assets	502	108

Total Assets	$502	$108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$102,822	$86,694
Advances from shareholder	419,519	364,602
Accrued Salary	188,172	234,400
Convertible Note, net of discount $42,327	15,673	-
Derivative liability	69,813	-
Note payable, related party	7,018	7,018

Total Liabilities	803,017	692,714

Stockholders' Deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 118,234,651 and 11,175,827 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	118,236	111,177
Additional paid-in capital	1,681,173	1,606,510
Stock Payable	435,150	75,000
Deficit accumulated during the development stage	(3,037,074)	(2,485,293)

Total Stockholders' Deficit	(802,515)	(692,606)

Total Liabilities and Stockholders' Deficit	$502	$108

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	For The Period From Inception to September 30, 2013

REVENUE	$-	$-	$-	$-	0

EXPENSES
General and administrative	16,779	28,753	88,401	109,131	775,419
Consulting and subcontracting	64,109	102,612	366,212	394,369	1,944,718

Operating Expenses	80,888	131,365	454,613	503,500	2,720,137

Other expenses
Interest Expense	42,932	9,272	75,380	26,377	180,206
Loss on conversion of debt	-	-	-	-	114,943
Change in fair value of derivative	5,234	-	21,788	-	21,788
Total other expense	48,166	9,272	97,168	26,377	316,937

Net Loss	129,054	140,637	551,781	529,877	3,037,074
Net Loss	(129,054)	(140,637)	(551,781)	(529,877)	(3,037,074)
INCOME TAX RECOVERY	-	-	-	-	-
NET LOSS	(129,054)	(140,637)	(551,781)	(529,877)	(3,037,074)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	118,234,651	111,175,827	112,261,800	110,274,367

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	For The Period From Inception to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(551,781)	(529,877)	(3,037,074)
Adjustment to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	154,350	25,000	998,715
Options issued for services	3,209	6,036	21,002
Impairment on solar panels	-	-	88,383
Impairment on investment	-	-	233,333
Change in fair value of derivative	21,788	-	21,788
Loss on conversion of debt	-	-	114,943
Interest payable - related party loans	-	-	8,178
Imputed interest on advance from shareholder	44,537	25,477	116,557
Amortization on note discount	27,673	-	29,798
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	175,329	135,139	516,544

NET CASH USED IN OPERATING ACTIVITIES	(124,895)	(338,225)	(887,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for downpayment of solar panel	-	(88,348)	(88,348)

CASH USED FOR INVESTING ACTIVITIES	-	(88,348)	(88,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	295,000	321,795
Advances from related party	-	220,306	613,360
Convertible debt	70,000		70,000
Borrowings on debt - related party	134,150	-	130,018
Principal payments on debt	(78,861)	(32,996)	(158,490)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	125,289	482,310	976,683

NET DECREASE IN CASH	394	55,737	502
CASH, BEGINNING OF PERIOD	108	1,446	-
CASH, END OF PERIOD	502	57,183	502

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	-	-	35,000
Shares accrued in prior period and issued in current	-	20,000	20,000
Stock issued as incentive on loan	-	-	2,100
Shares exchange for investment available-for-sale	-	-	252,000
Discount recognized on convertible note	70,000	-	70,000
Conversion of debt	12,000	-	12,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013 (unaudited)

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at September 30, 2013 and December 31, 2012.

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2013 and December 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$69,813	$(21,788)
Total	$-	$-	$69,813	$(21,788)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

j)	Income Taxes

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

The Company accounts for long-lived assets in accordance with “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360- 10). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2013 and December 31, 2012, the Company recognized an impairment loss of $88,383 related to deposit on solar panel due to uncertainty of future revenue.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalue at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $69,813 and $-0- at September 30, 2013 and December 31, 2012, respectively. The change in fair value of the derivative liabilities resulted in a loss of $(21,788) and $-0- for the nine months ended September 30, 2013 and 2012, respectively, which has been reported as other income (expense) in the condensed statements of operations.

The following presents the derivative liability value by instrument type at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
Convertible Debentures	$69,813	$-
	$69,813	$-

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2013 and the year ended December 31, 2012:

Derivative Liability Total
Balance, December 31, 2012
Increase in derivative value due to issuances of convertible promissory note	$103,166
Change in fair market value of derivative liabilities	$(11,378)
Conversion of debt	$(21,975)
Balance, September 30, 2013	$69,813

Key inputs and assumptions used to value the convertible debentures during the nine months ended September 30, 2013 and the year ended December 31, 2012:

-	The underlying stock price $.0050; $.0044; and $.0018 was used as the fair value of the common stock;

-
The Asher note face amounts as of issuance 8/13/13 is $32,500 and 9/30/13 are $58,000 with the same terms as at issuance and effectively convert at a discount of 64.33% at issuance; 64.62% at conversion; and 63.78% at the quarter’s end.

-
Capital raising events of $50,000 would occur in each quarter for a total of $150,000 in 2013 at 75% of market generating dilutive reset events at prices below $0.00178; $0.00156 and $0.00065 (rounded) for the Notes;

-	The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%

-	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default;

-	The projected volatility for each valuation period was based on the volatility of 20 comparable company’s in the same industry:

	1 year	2 year	3 year	4 year	5 year
6/30/2013	148%	204%	225%	246%	283%
8/13/2013	147%	204%	229%	247%	284%
8/19/2013	147%	204%	229%	247%	284%
9/30/2013	143%	202%	229%	247%	283%

-	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 2 notes in default have been converted by the holder.

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding duringthe period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of commonshares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securitiesconsist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertibledebt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result; the basicand diluted per share amounts for all periods presented are identical.

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

During fiscal year 2011, the company granted to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31 2012, 2013 and 2014 at price of $0.10, $0.25, and $0.50  per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company valuated such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,871.  Since the initial issuance of these options, as of March 31, 2013, the company expensed $17,793  .

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

During the period ended June 30, 2013, Zentric, Inc. entered into an settlement with the Chief Financial Officer  to issue 102,900,000 common shares for $205,500 of salaries past due by the Company. Total value of the shares issued was $360,150; the excess of $154,650 is recorded as additional compensation expense.  The shares were valued based on the fair market value on date of grant.  As of September 30, 2013, the shares has not been issued and recorded as a stock payable.

On August 19, 2013, Zentric, Inc. received the notice of conversion to convert $12,000 of the Note from Asher Enterprises, Inc. into 7,058,824 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

6.  RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

As of December 31, 2012 and September 30, 2013, the Company incurred a related party borrowing balance of $364,602 and $419,519, respectively.  The Company have received $134,521, during the nine months period ended September 30, 2013 from directors. Payment during the nine months ended September 30, 2013 was $78,861.  The advances had no stated interest rate and maturity date; as such interest has been imputed at 15% resulting in interest expense of $44,537 and $116,557 for the nine months ended September 30, 2013 and from July 21, 2008 (inception) to September 30, 2013, respectively.

7.  NOTES PAYABLE

Note payable balance as of September 30, 2013 and December 31, 2012 is $7,018. Interest accrual, based on a 15% interest rate and no stated maturity, for the loan outstanding as of September 30, 2013 and December 31, 2012 are $2,832 and $1,952, respectively.

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

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $70,000 for the variable conversion feature of the convertible debts incurred during the nine months ended September 30, 2013.  The discount will be amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $27,673 of interest expense pursuant to the amortization of the note discounts during the three months ended September 30, 2013.  The note balance net of discount as of September 30, 2013 is $42,327.

9.  CONTINGINCIES

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial conditions or results of operations.

10.  SUBSEQUENT EVENTS

On October 28, 2013, the Company, entered into a $11,000 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days.

On November 1, 2013, Zentric, Inc. received the notice of conversion to convert $9,300 of the Note from Asher Enterprises, Inc. into 11,071,429 common shares of the Company. The shares have been issued per the request.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012.

The Company did not generate any revenues for the three and nine months ended September 30, 2013 and September 30, 2012.

General and administrative expenses for the three months ended September 30, 2013 and September 30, 2012 was $16,799 and $28,753 respectively. General and administrative expenses for the nine months ended September 30, 2013 and September 30, 2012 was $88,401 and $109,131 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Consulting and contracting expenses for the three months ended September 30, 2013 and September 30, 2012 was $64,109 and $102,612 respectively. Consulting and contracting expenses for the nine months ended September 30, 2013 and September 30, 2012 was $366,212 and $394,369 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Interest expenses for the three months ended September 30, 2013 and September 30, 2012 was $42,932 and $9,272 respectively. Interest expenses for the nine months ended September 30, 2013 and September 30, 2012 was $75,380 and $26,377 respectively. The increase is due to the company taking in the notes from Asher Enterprises, Inc.

Change in fair value of derivative the three months ended September 30, 2013 and September 30, 2012 was $5,234 and nil respectively. Change in fair value of derivative the nine months ended September 30, 2013 and September 30, 2012 was $21,788 and nil respectively.

Net loss for the three months ended September 30, 2013 and September 30, 2012 was $129,054 and $140,637 respectively. Net loss for the nine months ended September 30, 2013 and September 30, 2012 was $551,781 and $529,877 respectively. The loss was primarily due to the consulting fees, professional fees and interest expenses.

Loss per share was $0.00 for the three months ended September 30, 2013 and September 30, 2012. Loss per share was $0.01 and $0.00 for the nine months ended September 30, 2013 and September 30, 2012 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had a working capital deficiency of $802,515, which represented a working capital decrease of $109,909 as compared to the working capital deficiency position of $692,606 as of December 31, 2012. The decrease is mainly due to the increase of our accounts payable, advances from related party, and accrued salaries.

Cash flows used in operating activities for the nine month period ended September 30, 2013 and 2012 was $(124,895) and ($338,225) respectively.

Cash flows used in investing activities since the inception of the Company to period ended September 30, 2013 was  $(88,348).

Cash flows used in financing activities for nine month period ended September 30, 2013 and 2012 was $125,289 and $482,310, respectively, which was due to loans.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2013 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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
_____________________
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

ZENTRIC, INC.
Registrant

Date: November 18, 2013	By: /s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer, Principal Accounting Officer and Director