Form 10-K
period 2013-12-31
Zentric, Inc.
filed 2014-04-15
CIK 1457435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of April 15, 2014 160,953,538 shares of Common Stock, par value $0.001 per share, were outstanding.

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

Employees, Officers and Directors

Employees

We have 2 part time employee as of the date of this prospectus other than our executive officers and directors who devote only part of their time to our business.

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

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

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

Holders

As of April 15, 2014 there were 160,953,538 shares of common stock issued and outstanding, 19,750,000 of which are controlled by Jeff Mak, the Company's officer and director.

As of April 15, 2014 there were 53 holders of record of shares of our common stock. Holders of common stock do not have cumulative voting rights.

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

Derivative Financial Instruments

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB codification standards, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

RESULTS OF OPERATIONS

The Company did not generate any revenues for the years ended December 31, 2013 and December 31, 2012.

General and administrative expense for the years ended December 31, 2013 and December 31, 2012 was $103,323 and $258,345.

The decrease is due to the reduction of activities in the North Carolina business development.

Consulting and contracting expenses for the years ended December 31, 2013 and December 31, 2012 was $403,263 and $502,281. The decrease is due to the reduction of activities in the North Carolina business development.

Interest expenses for the years ended December 31, 2013 and December 31, 2012 was $107,754 and $53,343. The increase is due to the increase of loans to the company.

Change in fair value of derivative for the years ended December 31, 2013 and December 31, 2012 was ($267,238) and $0. The decrease is due to the convertible notes that the company took during the year.

Net loss for the years ended December 31, 2013 and December 31, 2012 was $347,102 and $813,969 respectively. The loss was primarily due to the consultant and subcontracting fees.

Loss per share was $0.01 and $0.01 for the years ended December 31, 2013 and December 31, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had a working capital deficiency of $944,022, which represented a working capital deficit increase of $251,416 as compared to the working capital deficiency position of $692,606 as of December 31, 2012. The deficit increase is mainly due to the increase of related party borrowing to fund operations.

Cash flows used in operating activities for the year ended December 31, 2013 was ($135,876) compare to ($445,400) in December 31, 2012. The decrease is due to decrease in net loss and vendor expenses.

Cash flows provided by financing activities for the year ended December 31, 2013 and 2012 were $136,289 and $532,450, respectively. The decrease was due mainly the decrease in stock issues for financing.

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

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31, 2012, 2013 and 2014 at price of $0.10, $0.25 and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company value such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,841, out of the total value the company expensed $8,048 and $8,360 as of December 31, 2012 and 2013 respectively, which is representative of the value of the 3,000,000 shares vested at end of each fiscal year. The remaining $8,718 remains unvested as of December 31, 2013.

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

On December 6, 2013, Zentric, Inc. received the notice of conversion to convert $7,600 of the Note from Asher Enterprises, Inc. into 12,881,356 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On December 16, 2013, Zentric, Inc. received the notice of conversion to convert $4,700 of the Note from Asher Enterprises, Inc. into 7,058,824 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On December 23, 2013, Zentric, Inc. received the notice of conversion to convert $5,400 of the Note from Asher Enterprises, Inc. into 10,800,000 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

We anticipate that our operational, general and administrative expenses for the next 12 months will total $500,920. The estimated breakdown is as follows:

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements.

ZENTRIC, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 and 2012

AND THE PERIOD FROM JULY 21, 2008 (INCEPTION) THROUGH DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Zentric, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Zentric, Inc. (a development stage company) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended and for the period from July 21, 2008 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zentric, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 15, 2014

ZENTRIC, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$1,061	$108

Total Current Assets	1,061	108

Total Assets	$1,061	$108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$109,798	$86,694
Advances from shareholder	419,524	364,602
Accrued salaries	217,524	234,400
Convertible Note, net of discount $37,100 and $0, respectively	6,400	-
Derivative liability	184,819	-
Note payable, related party	7,018	7,018

Total Liabilities	945,083	692,714

Stockholders' Deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 160,953,538 and 111,175,827 shares issued and outstanding as of December 31, 2013 and 2012, respectively	160,955	111,177
Additional paid-in capital	1,727,418	1,606,510
Stock Payable	-	75,000
Deficit accumulated during the development stage	(2,832,395)	(2,485,293)

Total Stockholders' Deficit	(944,022)	(692,606)

Total Liabilities and Stockholders' Deficit	$1,061	$108

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2013 and 2012, and
Cumulative from July 21, 2008 (inception) through December 31, 2013

	Year Ended December 31, 2013	Year Ended December 31, 2012	For The Period From July 21, 2008 (Inception) to December 31, 2013

REVENUE	$-	$-	$-
EXPENSES
General and administrative	103,323	258,345	790,341
Consulting and subcontracting	403,263	502,281	1,981,769
Operating Expense	506,586	760,626	2,772,110

Other Income (Expenses)
Interest Expense	(107,754)	(53,343)	(212,580)
Loss on conversion of debt	-	-	(114,943)
Change in fair value of derivative	267,238	-	267,238
Total Other Expenses	159,484	(53,343)	(60,285)
NET LOSS	(347,102)	(813,969)	(2,832,395)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	117,033,618	110,500,964

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013 and 2012, and
Cumulative from July 21, 2008 (inception) through December 31, 2013

	Year Ended December 31, 2013	Year Ended December 31, 2012	For The Period From July 21, 2008 (Inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(347,102)	(813,969)	(2,832,395)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	154,350	25,000	998,715
Options issued for services	8,360	8,048	26,153
Impairment of solar panel	-	88,348	88,348
Impairment of Investment	-	-	233,333
Change in fair value of derivative	(267,238)	-	(267,238)
Loss on conversion of debt	-	-	114,943
Interest Payable – related party loans	-	-	8,178
Imputed interest on advance from shareholder	59,232	52,143	131,252
Amortization on note discount	43,900	-	46,025
Changes in operating assets and liabilities:
Bank overdraft	702	-	702
Accounts payable and accrued liabilities	212,460	194,990	553,675
NET CASH USED IN OPERATING ACTIVITIES	(135,336)	(445,440)	(898,274)
CASH FLOWS FROM INVSETING ACTIVITIES
Cash paid for down payment of solar panel	-	(88,348)	(88,348)
CASH USED FOR INVSETING ACTIVITIES	-	(88,348)	(88,348)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	295,000	321,795
Borrowings on debt	-	-	130,018
Borrowing on Convertible debt	81,000	-	81,000
Borrowings on debt - related party	134,150	317,079	613,360
Principal payments on debt	(78,861)	(79,629)	(158,490)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	136,289	532,450	987,683
NET (DECREASE) INCREASE IN CASH	953	(1,338)	1,061
CASH, BEGINNING OF PERIOD	108	1,446	-
CASH, END OF PERIOD	1,061	108	1,061

SUPLLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash investment and financing activities	-	-	-
Forgiveness of related party debt	-	-	35,000
Shares accrued in prior period and issued in current	-	20,000	20,000
Shares issued as incentive for debt	-	-	2,100
Shares issued as settlement of salary	205,800	-	205,800
Reclassification to derivative liability	435,150	-	435,150
Settlement of derivative on conversion of debt	64,093	-	64,093
Shares exchange for investment available-for-sale	-	-	252,000
Discount recognized on convertible note	81,000	-	81,000
Conversion of debt	39,000	-	291,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Deficit)
FOR THE PERIOD FROM JULY 21, 2008 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Stock	Stockholders' Equity
	Shares	Amount	Capital	Stage	Payable	(Deficit)

Common shares issued at inception	40,000,000	$40,000	$(40,000)	$-	-	$-
Common shares issued for cash	2,718,000	2,718	4,077	-	-	6,795
Common shares issued for services	6,000,000	6,000	9,000		-	15,000
Imputed interest on shareholder advance	-	-	420		-	420
Net loss	-	-	-	(25,000)	-	(25,000)
Balance, December 31, 2008	48,718,000	$48,718	$(25,503	$(25,000)	-	$(2,785)
Common shares issued for services	250,000	250	2,250	-	-	2,500
Shares issued as loan incentives	160,000	160	1,440	-	-	1,600
Imputed interest on shareholder advance	-	-	1,550	-	-	1,550
Net loss	-	-	-	(125,173)	-	(125,173)
Balance, December 31, 2009	49,128,000	$49,128	$(21,263)	$(150,173)	-	$(122,308)
Common shares issued for services	9,430,000	9,430	559,935	-	-	569,365
Common shares issued for debt conversion	2,365,219	2,365	118,260	-	-	118,260
Shares issued as loan incentives	50,000	50	450		-	500
Imputed interest on advance from shareholder	-	-	3,620	-	-	1,945
Forgiveness of debt – related party			35,000		-
Net loss	-	-	-	(801,073)	-	(801,073)
Balance, December 31, 2010	60,973,219	$60,973	$696,002	$(951,246)	-	$(194,271)
Common shares Exchange	16,666,667	16,667	216,666	-		233,333
Common shares issued for debt conversion	6,935,941	6,937	138,719	-		145,656
Shares issued for services	15,000,000	15,000	217,500			232,500
Imputed interest on advance from shareholder	-	-	14,287	-		14,287
Options issued for services			9,745			9,745
Stock issued for Cash					20,000	20,000
Net loss	-	-	-	(720,078)		(720,078)
Balance, December 31, 2011	99,575,827	$99,577	$1,292,919	$(1,671,324)	20,000	$(258,828)
Common shares issued for cash	11,400,000	11,400	228,600		55,000	295,000
Shares issued for services	200,000	200	24,800			25,000
Imputed interest on advance from shareholder	-	-	52,143	-		52,143
Options issued for services			8,048			8,048
Net loss	-	-	-	(813,969)		(813,969)
Balance, December 31, 2012	111,175,827	$111,177	$1,606,510	$(2,485,293)	75,000	$(692,606)
Common shares issued for debt conversion	49,777,711	49,778	(10,778)	-		39,000
Settlement of derivative due to conversion	-	-	64,093	-	-	64,093
Shares issued for salary	-	-	-	-	360,150	360,150
Reclassification to derivative liability					(435,150)	(435,150)
Imputed interest on advance from shareholder	-	-	59,232	-		59,232
Options issued for services			8,360			8,360
Net loss	-	-	-	(347,102)		(347,102)
Balance, December 31, 2013	160,953,538	$160,955	$1,727,418	$(2,832,395)	-	$(914,022)

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2013 and 2012, the Company had no cash equivalents.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2013 and 2012.

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)

Derivative Liability	$-	$-	$184,819	$267,238
Total	$-	$-	$184,819	$267,238

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)

Derivative Liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

j)	Income Taxes

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

The Company accounts for long-lived assets in accordance with “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360- 10). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2013, the Company recognized an impairment loss of $88,383 related to deposit on solar panel due to uncertainty of future revenue.

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

4.	COMMON STOCK

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

On December 10, 2009 the Company entered into a Consulting Agreement wherein the consultant received 200,000 shares of the Company's common stock with a value of $2,000 based on the last closing price for stock sold for cash.

On March 25, 2010 we entered into a Loan Agreement with a shareholder wherein they agreed to loan us $25,000 and received 50,000 shares of our common stock as an incentive for providing the loan. The shares were value at the last sell price of common stock for cash at $0.01 and treated as a discount on the note.

On October 1, 2010, holders of the Company’s notes elected to convert loans into 2,365,219 shares of our common stock for $47,130 of principal and interest. Shares were valued based on fair market value of conversion and as a result the company recorded a loss of $73,321 on conversion of debt.

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

On March 14, 2012, Zentric, Inc. entered into a subscription agreement to issue 1,250,000 common shares for $25,000 cash investment into the Company. As of December 31, 2013, the shares has not been issued and reclassified as derivative liability.

On September 1, 2012, Zentric, Inc. entered into a subscription agreement to issue 25,000,000 common shares for $50,000 cash investment into the Company. As of December 31, 2013, the shares has not been issued and reclassified as derivative liability.

During the period ended June 30, 2013, Zentric, Inc. entered into an settlement with the Chief Financial Officer to issue 102,900,000 common shares for $205,500 of salaries past due by the Company. Total value of the shares issued was $360,150; the excess of $154,650 is recorded as additional compensation expense. The shares were valued based on the fair market value on date of grant. As of December 31, 2013, the shares has not been issued and reclassified as derivative liability.

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

On December 6, 2013, Zentric, Inc. received the notice of conversion to convert $7,600 of the Note from Asher Enterprises, Inc. into 12,881,356 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On December 16, 2013, Zentric, Inc. received the notice of conversion to convert $4,700 of the Note from Asher Enterprises, Inc. into 7,966,102 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On December 23, 2013, Zentric, Inc. received the notice of conversion to convert $3,900 of principal and $1,500 of accrued interest from Asher Enterprises, Inc. into 10,800,000 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31, 2012, 2013 and 2014 at price of $0.10, $0.25 and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company value such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,841, out of the total value the company expensed $8,048 and $8,360 as of December 31, 2012 and 2013 respectively, which is representative of the value of the 3,000,000 shares vested at end of each fiscal year. The remaining $8,718 remains unvested as of December 31, 2013.

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

5.	DEPOSIT

During the period ended December 31, 2012, the Company paid approximately 5% in deposit for solar panels for a total of $88,383. The total purchase price is $1,740,000, whereby, the Company has to remit the remaining 95% payment prior to completion and shipment of the solar panels. As of December 31, 2013, the Company evaluated for impairment and determine that due to lack of financing and future revenue stream, to impair the entire balance of $88,383 recorded under operating expenses in the statement of operations.

6.	RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of December 31, 2013 and 2012 is $7,018. Interest accrual for all loans outstanding as of December 31, 2013 and December 31, 2012 are $3,152 and $1,952, respectively.

The Company has received cash advances of $134,150 and $317,079 for the years ended December 31, 2013 and December 31, 2012, respectively from directors and shareholders. Interest has been imputed at 15% resulting in interest expense of $59,232 and $52,143 for the years ended December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013 and 2012 the Company has accumulated cash advanced of $419,524 and 364,602, respectively, from directors and shareholders.

During the period ended December 31, 2013, the Company settled $205,800 of salary to the president of the Company in exchange for 102,900,000 shares of the Company’s common stock. The shares issued were valued based on the fair market value on the date of grant resulting in a compensation expense of $360,150.

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31, 2012, 2013 and 2014 at price of $0.10, $0.25 and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company valuated such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,841, out of the total value the company expensed $8,048 and $8,360 as of December 31, 2012 and 2013 respectively, which is representative of the value of the 3,000,000 shares vested at end of each fiscal year. The remaining $8,718 remains unvested as of December 31, 2013.

7.	NOTES PAYABLE

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of December 31, 2013 and 2012 is $7,018.

Interest accrual for all loans outstanding as of December 31, 2013 and December 31, 2012 are $3,152 and $1,952, respectively.

During the period ended December 31, 2013, the Company entered into Convertible Promissory Notes totaling $81,000 that carries an interest rate of 8% with various maturity date, see Note 10 for listing of convertible note. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 9).

8.	INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2013, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets. The net loss carry-forward was $1,726,647 and $1,318,917 for the years ended December 31, 2013 and December 31, 2012 respectively.

The deferred tax asset for December 31, 2013 and December 31, 2012 is as follows:

	2013	2012
Deferred Tax Asset arising from Net Operating Loss Carry-forwards	$604,326	$461,621
Valuation allowance	(604,326)	(461,621)

Net deferred tax asset	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2012, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	2013	2012
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

9.	CONVERTIBLE DEBENTURE

On January 25, 2013, the Company, entered into a $37,500 convertible promissory note that carries an 8% interest rate, matures on October 29, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the forty five (45) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $32,500 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2013. Also, during the same period, the holder of the note converted $32,500 in principal and $1,500 in accrued interest into 49,777,711 shares of the Company’s common stock. Due to conversion within the terms of the convertible promissory note, no gain or loss was recorded as a resulted of the conversion. As of December 31, 2013, the balance due on this note is $0.

On August 15, 2013, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on May 15, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the forty five (45) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $6,168 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2013. As of December 31, 2013, the company has a remaining principal balance of $6,168, net discount of $26,332.

On October 29, 2013, the Company, entered into a $11,000 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $11,000 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $232 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2013. As of December 31, 2013, the company has a remaining principal balance of $232, net discount of $10,768.

10.	DERIVATIVE LIABILITIES

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $184,819 and $0 at December 31, 2013 and 2012, respectively. The change in fair value of the derivative liabilities resulted in a gain of $267,238 for the year ended December 31, 2013, which has been reported as other income (expense) in the condensed statements of operations. The gain of $267,238 consisted of a gain of 300,975 attributable to the mark to market adjustment of the convertible notes and a loss of ($33,737) attributable to excess value over of the convertible note discount.

The following presents the derivative liability at December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Convertible Debentures	$184,819	$-
	$184,819	$-

The following is a summary of changes in the fair market value of the derivative liability during the year ended December 31, 2013 and 2012:

Derivative Liability Total
Balance, December 31, 2012	$-
Increase in derivative value due to issuances of convertible promissory note	114,737
Increase in derivative value due to reclassification of stock payable	435,150
Change in fair market value of derivative liabilities	(300,975)
Conversion of debt	(64,093)
Balance, December 31, 2013	$184,819

The existing derivative instrument was valued as of issuance on 01/25/2013, 08/13/2013, and 10/28/13; conversion on 11/1/13; 12/6/13; 12/16/13; and 12/23/13; and the period ended 12/31/13. The following assumptions were used for the valuation of the derivative liability related to the Note (to-date no Notes are in default):

-	The underlying stock price $.0018; $.0016; $.0014; $.0011; and $.0010 was used as the fair value of the common stock;
-
The Asher note face amounts as of issuance 10/28/13 is $11,000 and 12/31/13 are $52,100 with the same terms as at issuance and effectively convert at a discount of 44.08% at issuance; 37.82% to 39.25% at conversion; and 39.25% and 43.98% at the quarter’s end.

-
Capital raising events of $50,000 would occur in each quarter for a total of $150,000 in 2013 at 75% of market generating dilutive reset events at prices below $0.00081; $0.00061; $0.00039; $0.00053; $0.00042; and $0.00044 (rounded) for the Notes;

-	The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%;
-	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default;
-	The projected volatility for each valuation period was based on the volatility of 19 comparable companies in the same industry and ranges from 116% to 143%
-	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 2 notes in default have been converted by the holder.

11.	CONTINGINCIES

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial conditions or results of operations.

12.	SUBSEQUENT EVENTS

On February 14, 2014, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on November 5, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2)
We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)
We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our
Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices Held

William Tien	53	President/Director
Jeff Mak	56	CEO/CFO/Secretary/Director, Principal Financial Officer

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

Item 11. Executive Compensation

Summary Compensation

On July 1, 2011, the Company approved an employment agreement with Jeff Mak, Chief Executive Officer, Chief Financial officer and a member of the Board of Directors offering a salary of 9,800 per month for his services. Due to the lack on cash on hand, this salary has been accrued for the year ended December 31, 2013.

On November 1, 2011, the Company approved an employment agreement with William Tien was appointed as our President and a member of the Board of Directors offering a salary of $10,000 per month for his services. During the year ending December 31, 2013, William Tien waived $30,000 of his salaries and the remaining salary has been accrued. The agreement offers options as follows: option to acquire 1,000,000 common shares at $0.03 from December 31, 2011; option to acquire 1,000,000 common shares at $0.10 from December 31, 2012; option to acquire 1,000,000 common shares at $0.25 from December 31, 2013; and option to acquire 1,000,000 common shares at $0.50 from December 31, 2014. All options have a vesting period of three years or ninety days from termination of employment.

As of December 31, 2013, we have paid a total of $82,000 and accrued $212,450 to our directors or officers in consideration for their services rendered to our Company in their capacity as such, other than the issuance of 500,000 shares of the Company’s common stock to Kwok Kwong Chan on August 6, 2008.  We have no pension, health, annuity, bonus, insurance, profit sharing or similar benefit plans.

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

The percentages below are calculated based on 160,953,538 shares of our common stock issued and outstanding as of April 15, 2014. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Zentric, Inc., Unit C2, 802 Southdown Road, Mississauga, Ontario, L5J Canada.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Jeff Mak	Common	19,750,000	12.3%
William Tien	Common	6,666,667	4.1%

Directors and Officers as a Group (2 person)	Common	26,416,667	16.4%

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

Our officers and directors have advanced funds for professional fees and general expenses in the amount of $92,675 and $92,778 as of December 31, 2013 and 2012, respectively.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2013 and 2012 were $8,500 and $8,850  respectively.

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

All Other Fees

The Company incurred fees during the last two fiscal years ended December 31, 2013 and 2012 were $8,500 and $8,850 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10Q.

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
_________
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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

ZENTRIC, INC.

Date: April 15, 2014	By:	/s/ Jeff Mak
	Name:	Jeff Mak
	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)