Form 10-Q
period 2014-03-31
Zentric, Inc.
filed 2014-05-15
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-140236

ZENTRIC, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Unit C2, 802 Southdown Road,
Mississauga, Ontario, Canada, L5J 2Y4
(Address of Principal Executive Offices)

(416) 245-8000
(Issuer’s telephone number)

__________________________________________________
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

Large Accelerated Filer	☐	Non-Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2014: 238,498,342 shares of common stock.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	21

ZENTRIC, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

Current Assets
Cash	$17,437	$1,061
Total Current Assets	17,437	1,061

Total Assets	$17,437	$1,061

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$120,041	$109,798
Advances from shareholder	419,524	419,524
Accrued salaries	248,297	217,524
Convertible Note, net of discount $48,707 and $37,100, respectively	14,293	6,400
Derivative liability	316,871	184,819
Note payable, related party	7,018	7,018

Total Liabilities	1,126,043	945,083

Stockholders' Deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 194,286,872 and 160,953,538 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	194,288	160,955
Additional paid-in capital	1,749,781	1,727,418
Deficit accumulated during the development stage	(3,044,999)	(2,832,395)

Total Stockholders' Deficit	(1,108,606)	(944,022)

Total Liabilities and Stockholders' Deficit	$17,437	$1,061

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	For The Period From Inception to March 31, 2014

REVENUE	$-	$-	$-
EXPENSES
General and administrative	20,366	53,433	810,707
Consulting and subcontracting	35,772	80,431	2,017,541
Operating Expenses	56,138	133,864	2,828,248

Other expenses (income)
Interest Expense	37,783	16,518	250,363
Loss on conversion of debt	-	-	114,943
Change in fair value of derivative	118,683	16,270	(148,555)
Total other expense	156,466	32,788	216,751

Net Loss	212,604	166,652	3,044,999
INCOME TAX RECOVERY	-	-	-
NET LOSS	(212,604)	(166,652)	(3,044,999)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	170,811,088	111,175,827

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	For The Period From Inception to March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(212,604)	(166,652)	(3,044,999)
Adjustment to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	-	-	998,715
Options issued for services	372	-	26,525
Impairment on solar panels	-	-	88,383
Impairment on investment	-	-	233,333
Change in fair value of derivative	118,683	16,270	(148,555)
Loss on conversion of debt	-	-	114,943
Interest payable - related party loans	-	-	8,178
Imputed interest on advance from shareholder	15,517	14,272	146,769
Amortization on note discount	20,893	1,412	66,918
Changes in operating assets and liabilities:
Bank overdraft	-	-	702
Accounts payable and accrued liabilities	41,015	69,664	594,690

NET CASH USED IN OPERATING ACTIVITIES	(16,124)	(65,034)	(914,398)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for downpayment of solar panel	-	-	(88,348)

CASH USED FOR INVESTING ACTIVITIES	-	-	(88,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	321,795
Advances from related party	-	88,323	645,860
Convertible debt	32,500	37,500	113,500
Borrowings on debt - related party	-	-	97,518
Principal payments on debt	-	(60,851)	(158,490)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	32,500	64,972	1,020,183
NET DECREASE IN CASH	16,376	(62)	17,437
CASH, BEGINNING OF PERIOD	1,061	108	-
CASH, END OF PERIOD	17,437	46	17,437

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount recognized for convertible debt	32,500	-	113,500
Settlement of derivative Liability due to debt Conversion	19,131	-	19,131
Debt Conversion	13,000	-	13,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014 (unaudited)

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at  March 31, 2014 and December 31, 2013.

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2014 and December 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014, on a recurring basis:

	Level 1	Level 2	Level 3	Gains (Losses)
Description
Derivative Liability	$-	$-	$316,871	$(118,683)
Total	$-	$-	$316,871	$(118,683)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

	Level 1	Level 2	Level 3	Gains (Losses)
Description
Derivative Liability	$-	$-	$184,819	$267,238
Total	$-	$-	$184,819	$267,238

j)	Income Taxes

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalue at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $316,871and $184,819 at March 31, 2014 and December 31, 2013, respectively. The change in fair value of the derivative liabilities resulted in a loss of $56,138 and $16,270 for the three months ended March 31, 2014 and 2013, respectively, which has been reported as other expense (income) in the condensed statements of operations.

The following presents the derivative liability value by instrument type at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013

Convertible Debentures	$316,871	$184,819
	$316,871	$184,819

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2014 and the year ended December 31, 2013:

Derivative Liability Total

Balance, December 31, 2013	$184,819
Increase in derivative value due to issuances of convertible promissory note	$38,669
Change in fair market value of derivative liabilities	$112,514
Conversion of debt	$(19,131)
Balance, March 31, 2014	$316,871

Key inputs and assumptions used to value the convertible debentures during the three months ended March 31, 2013:

-	The underlying stock price $.0027; $.0043; $.0035; $.0031; and $.0018 was used as the fair value of the common stock;
-
The Asher note face amounts as of issuance 2/3/14 is $32,500 and 3/31/14 are $63,000 with the same terms as at issuance and effectively convert at a discount of 41.69% at issuance; 39.87% to 41.33% at conversion; and 39.21% and 43.46% at the quarter’s end.

-
Capital raising events of $50,000 would occur in each quarter for a total of $150,000 in 2013 at 75% of market generating dilutive reset events at prices below $0.001126; $0.001777; $0.00143; $0.001236; $0.00071; and $0.00078 (rounded) for the Notes;

-	The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%;
-	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default;
-	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 2 notes in default have been converted by the holder.
-	The projected volatility for each valuation period was based on the volatility of 19 comparable companies in the same industry and ranges from 112% to 116%

5.	STOCKHOLDERS’ EQUITY

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

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31, 2012, 2013 and 2014 at price of $0.10, $0.25 and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company value such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,841; and during the period ended March 31, 2014 the Company expensed $372.  The remaining $7,676 remains unvested as of March 31, 2014.

On February 24, 2014, Zentric, Inc. received the notice of conversion to convert $5,000 of principal from Asher Enterprises, Inc. into 12,820,513 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On March 3, 2014, Zentric, Inc. received the notice of conversion to convert $3,000 of principal from Asher Enterprises, Inc. into 7,692,308 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On March 13, 2014, Zentric, Inc. received the notice of conversion to convert $5,000 of principal from Asher Enterprises, Inc. into 12,820,513 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

During the period ended March 31, 2014 and 2013, the Company recorded $15,517 and $14,272 in imputed interest as a result of related party loan, see Note 6.

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

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of March 31, 2014 and December 31, 2013 is $7,018. Interest accrual for all loans outstanding as of March 31, 2014 and December 31, 2013 are $3,452 and $3,152, respectively.

As of December 31, 2013 and March 31, 2014, the Company incurred a related party borrowing balance of $419,524 and $419,5524, respectively.  The Company have received $nil, during the three months period ended March 31, 2014 from directors. Payment during the three months ended March 31, 2014 was $nil. The advances had no stated interest rate and maturity date; as such interest has been imputed at 15% resulting in interest expense of $15,517 and $146,769 for the three months ended March 31, 2014 and from July 21, 2008 (inception) to March 31, 2014, respectively.

7.	NOTES PAYABLE

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of March 31, 2014 and December 31, 2013 is $7,018.

During the period ended December 31, 2013, the Company entered into Convertible Promissory Notes totaling $81,000 that carries an interest rate of 8% with various maturity date, see Note 8 for listing of convertible note. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4).

During the period ended March 31, 2014, the Company entered into Convertible Promissory Notes totaling $32,500 that carries an interest rate of 8% with various maturity date, see Note 8 for listing of convertible note. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4).

Interest accrual for all loans outstanding as of March 31, 2014 and December 31, 2013 are $6,477 and $$5,074, respectively.

8.	CONVERTIBLE DEBENTURE

On August 15, 2013, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on May 15, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the forty five (45) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $8,152 of interest expense pursuant to the amortization of the note discount during the period ended March 31, 2014. During the same period, the holder converted $13,000 of principal into 33,333,334 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized as a result of the conversion.  As of March 31, 2014, the company has a remaining principal balance of $19,500 and accrued interest of $1,300.

On October 29, 2013, the Company, entered into a $11,000 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4). The Company recorded a total discount of $11,000 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $805 of interest expense pursuant to the amortization of the note discount during the period ended March 31, 2014.  As of March 31, 2014 the company has a remaining principal balance of $11,000 and accrued interest of $1,296.

On February 3, 2014, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended March 31, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $3,205 of interest expense pursuant to the amortization of the note discount during the period ended March 31, 2014.  As of March 31, 2014 the company has a remaining principal balance of $32,500 and accrued interest of $399.

9.	CONTINGINCIES

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial conditions or results of operations.

10.	SUBSEQUENT EVENTS

On April 15, 2014, Zentric, Inc. received the notice of conversion to convert $11,500 of the Note from Asher Enterprises, Inc. into 15,972,222 common shares of the Company. The shares have been issued per the request.

On April 16, 2014, Zentric, Inc. received the notice of conversion to convert $8,000 of principal and $1,300 of accrued interest from Asher Enterprises, Inc. into 12,916,667 common shares of the Company. The shares have been issued per the request.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In the future, we plan to hire five full time employees and two part-time employees. From time to time, we may employ additional independent contractors to support our development, marketing, sales, support and administrative organization. We also intend to hire 2 sales/marketing staff, 1 administrative assistant and 2 microclimate technicians. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013.

The Company did not generate any revenues for the three months ended March 31, 2014 and March 31, 2013.

General and administrative expenses for the three months ended March 31, 2014 and March 31, 2013 was $20,366 and $53,433 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Consulting and contracting expenses for the three months ended March 31, 2014 and March 31, 2013 was $35,772 and $80,431 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Interest expenses for the three months ended March 31, 2014 and March 31, 2013 was $37,783 and $16,518 respectively. The increase is due to the company taking in the notes from Asher Enterprises, Inc.

Change in fair value of derivative the three months ended March 31, 2014 and March 31, 2013 was $118,683 and $16,270 respectively.

Net loss for the three months ended March 31, 2013 and March 31, 2014 was $212,604 and $166,652 respectively. The loss was primarily due to the large increase in change in fair value of derivative.

Loss per share was $0.00 for the three months ended March 31, 2014 and March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had a working capital deficiency of $1,108,606, which represented a working capital decrease of $164,584 as compared to the working capital deficiency position of $944,022 as of December 31, 2012. The decrease is mainly due to the increase of our change in fair value of derivative.

Cash flows used in operating activities for the three month period ended March 31, 2014 and 2012 was $(16,124) and ($65,034) respectively.

Cash flows used in investing activities since the inception of the Company to period ended March 31, 2014 was $(88,348).

Cash flows used in financing activities for three month period ended March 31, 2014 and 2013 was $32,500 and $64,972, respectively, which was due to the reduction of loans.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2013, our independent registered public accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes in our existing accounting policies from the disclosures included in our 2013 Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T. Controls and Procedures.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2014 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

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

ZENTRIC, INC.
Registrant

Date: May 15, 2014	By:	/s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer, Principal Accounting Officer and Director