Form 10-Q
period 2014-06-30
Zentric, Inc.
filed 2014-08-19
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2014: 241,627,374 shares of common stock.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	19

ZENTRIC, INC.
BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current Assets
Cash	$22,939	$1,061
Total Current Assets	22,939	1,061

Total Assets	$22,939	$1,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$126,917	$109,798
Advances from shareholder	359,737	419,524
Accrued salaries	277,636	217,524
Convertible Note, net of discount $62,438 and $37,100, respectively	2,562	6,400
Derivative liability	254,294	184,819
Note payable, related party	7,018	7,018

Total Liabilities	1,028,164	945,083

Stockholders' Deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 241,627,374 and 160,953,538 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.	241,629	160,955
Preferred stock A, $0.001 par value, 6,000,000 shares authorized: 4,000,000 and zero issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.	4,000	-
Additional paid-in capital	1,846,518	1,727,418
Deficit accumulated during the development stage	(3,097,372)	(2,832,395)

Total Stockholders' Deficit	(1,005,225)	(944,022)

Total Liabilities and Stockholders' Deficit	$22,939	$1,061

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

REVENUE	$-	$-	$-	$-
EXPENSES
General and administrative	21,791	18,189	42,155	71,622
Consulting and subcontracting	96,554	221,672	132,326	302,103
Operating Expenses	118,345	239,861	174,481	373,725

Other expenses
Interest Expense	34,668	15,930	72,451	32,448
Change in fair value of derivative	(100,638)	284	18,045	16,554
Total other expense	(65,970)	16,214	90,496	49,002

Net Loss	(52,375)	(256,075)	(264,977)	(422,727)
NET LOSS	(52,375)	(256,075)	(264,977)	(422,727)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	227,901,479	111,175,827	396,835,522	111,175,827

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(264,977)	(422,727)
Adjustment to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	43,400	154,350
Preferred stock issued for services	4,000	-
Options issued for services	3,134	-
Change in fair value of derivative	18,045	16,554
Imputed interest on advance from shareholder	29,737	25,448
Amortization on note discount	39,662	5,118
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	78,971	110,953
NET CASH USED IN OPERATING ACTIVITIES	(48,028)	(110,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,000	-
Convertible debt	65,000	37,500
Borrowings on debt - related party	2,565	134,150
Principal payments on debt	(47,659)	(60,861)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	69,906	110,789
NET DECREASE IN CASH	21,878	485
CASH, BEGINNING OF PERIOD	1,061	108
CASH, END OF PERIOD	22,939	593

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	(14,692)	-
Settlement of derivative liability due to debt conversion	63,750	-
Debt conversion	45,240	-
Discount for the convertible note	65,000	37,500

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2014 (unaudited)

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

On June 17, 2014 the Board of Directors of Zentric, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada increasing the authorized number of common shares to 2,000,000,000.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at  June 30, 2014 and December 31, 2013.

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2014 and December 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014, on a recurring basis:

	Level 1	Level 2	Level 3	Gains (Losses)
Description
Derivative Liability	$-	$-	$254,294	$(18,045)
Total	$-	$-	$254,294	$(18,045)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

	Level 1	Level 2	Level 3	Gains (Losses)
Description
Derivative Liability	$-	$-	$184,819	$267,238
Total	$-	$-	$184,819	$267,238

j)	Income Taxes

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalue at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $254,294 and $184,819 at June 30, 2014 and December 31, 2013, respectively. The change in fair value of the derivative liabilities resulted in a loss of $18,045 and $16,554 for the six months ended June 30, 2014 and 2013, respectively, which has been reported as other expense (income) in the condensed statements of operations.

The following presents the derivative liability value by instrument type at June 30, 2014, and December 31, 2013, respectively:

	June 30,	December 31,
	2014	2013

Convertible Debentures	$254,294	$184,819
	$254,294	$184,819

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2014 and the year ended December 31, 2013:

Derivative Liability Total

Balance, December 31, 2013	$184,819
Increase in derivative value due to issuances of convertible promissory note	82,335
Increase in derivative value due to stock payable	50,000
Change in fair market value of derivative liabilities	710
Conversion of debt	(63,570)
Balance, June 30, 2014	$254,294

Key inputs and assumptions used to value the convertible debentures during the six months ended June 30, 2014:

•	The underlying stock price $.0016 to .0009 was used as the fair value of the common stock;
•
The Asher note face amounts as of issuance 6/20/2014 is $32,500 and 6/30/14 are $65,000 with the same terms as at issuance and effectively convert at a discount of 38.34% at issuance; 39.33% to 44.03% at conversion; and 38.69% and 43.70% at the quarter’s end.

•
Capital raising events of $50,000 would occur in each quarter for a total of $150,000 in 2013 at 75% of market generating dilutive reset events at prices below $0.001126; $0.00063; $0.00067; $0.00038; and $0.00035 (rounded) for the Notes;

•	The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%;
•	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default;
•	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 2 notes in default have been converted by the holder.
•	The projected volatility for each valuation period was based on the volatility of 19 comparable company’s in the same industry

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

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31, 2012, 2013 and 2014 at price of $0.10, $0.25 and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company value such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,841; and during the period ended June 30, 2014 the Company expensed $3,134. The remaining $7,676 remains unvested as of June 30, 2014.

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

On April 1, 2014, the Company entered into a Sale Agreement with William Tien, a related party, in which William Tien will acquire the subsidiary, Zentric HK, for a total purchase price of $1,000 as a direct reduction in the debt owed to him. During the same period, William Tien forgave the Company debt balance of $14,693 which was recorded as additional paid-in capital due to related party relationship.

On April 9, 2014, Zentric, Inc. entered into a subscription agreement to issue 31,250,000 common shares for $50,000 cash investment into the Company. As of June 30, 2014, the shares has not been issued and recorded a part of derivative liability.

On April 15, 2014, Zentric, Inc. received the notice of conversion to convert $11,500 of principal from Asher Enterprises, Inc. into 15,972,222 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On April 16, 2014, Zentric, Inc. received the notice of conversion to convert $8,000 of principal from Asher Enterprises, Inc. together with $1,300 of accrued and unpaid interest totaling $9,300 into 12,916,667 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On May 13, 2014, Zentric, Inc. received the notice of conversion to convert $9,500 of principal from Asher Enterprises, Inc. into 15,322,581 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On May 16, 2014, Zentric, Inc. received the notice of conversion to convert $1,500 of principal from Asher Enterprises, Inc. together with $440 of accrued and unpaid interest totaling $1,940 into 3,129,032 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

During the period ended June 30, 2014 and 2013, the Company recorded $29,737 and $14,272 in imputed interest as a result of related party loan, see Note 7.

During the period ended, the Company recorded a total of $63,570 as a reduction in derivative liability due to conversion of $45,240 of principal and interest.

On June 3, 2014, the Company authorized 4,000,000 shares of Series A Preferred Stock to be granted to Jeff Mak as additional stock based compensation. Each share of the Series A preferred stock shall have 100 votes on the election of their directors and for all other purposes. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model generated by a valuation expert that specializes in valuing equity instruments with no quoted markets. The value assigned to the Series A shares was $47,400.

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

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of June 30, 2014 and December 31, 2013 is $7,018.

On April 1, 2014, the Company entered into a Sale Agreement with William Tien, a related party, in which William Tien will acquire the subsidiary, Zentric HK, for a total purchase price of $1,000 as a direct reduction in the debt owed to him. During the same period, William Tien forgave the Company debt balance of $14,693 which was recorded as additional paid-in capital due to related party relationship.

On June 3, 2014, the Company authorized 4,000,000 shares of Series A Preferred Stock to be granted to Jeff Mak as additional stock based compensation. Each share of the Series A preferred stock shall have 100 votes on the election of their directors and for all other purposes. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model generated by a valuation expert that specializes in valuing equity instruments with no quoted markets. The value assigned to the Series A shares was $47,400.

During the period, the Company received $2,565 in advances for Company related expense that are non-interest bearing with no stated maturity. During the same period, the Company repaid back $47,659 in cash. As of June 30, 2014 and December 31, 2013, related party advances are $359,737 and 419,524, respectively. The Company recorded imputed interest of $29,737 and $15,517 as of June 30, 2014 and 2013.

7. NOTES PAYABLE

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of June 30, 2014 and December 31, 2013 is $7,018.

During the period ended December 31, 2013, the Company entered into Convertible Promissory Notes totaling $81,000 that carries an interest rate of 8% with various maturity date, see Note 9 for listing of convertible note. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4).

During the period ended June 30, 2014, the Company entered into Convertible Promissory Notes totaling $32,500 that carries an interest rate of 8% with various maturity date, see Note 9 for listing of convertible note. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4).

Interest accrual for all loans outstanding as of June 30, 2014 and December 31, 2013 are $6,386 and $$5,074, respectively.

8. CONVERTIBLE DEBENTURE

On August 19, 2013, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on May 15, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the forty five (45) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. As of June 30, 2014, the discount was fully amortized. During the same period, the holder converted $33,800 of principal and interest into 62,222,223 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized as a result of the conversion. As of June 30, 2014, the Company has a remaining principal and accrued interest balance of balance of $0.

On October 29, 2013, the Company, entered into a $11,000 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4). The Company recorded a total discount of $11,000 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. As of June 30, 2014, the discount was fully amortized. During the same period, the holder converted $11,440 of principal and interest into 18,451,613 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized. As of June 30, 2014, the Company has a remaining principal and accrued interest balance of $1,515.

On February 3, 2014, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended June 30, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $7,684 of interest expense pursuant to the amortization of the note discount during the period ended June 30, 2014. As of June 30, 2014 the company has a remaining principal balance of $32,500 and accrued interest of $1,047.

On June 20, 2014, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on March 24, 2015. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended June 30, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $1,173 of interest expense pursuant to the amortization of the note discount during the period ended June 30, 2014. As of June 30, 2014 the company has a remaining principal balance of $32,500 and accrued interest of $71.

9. DISCONTINUED OPERATIONS

On April 1, 2014, the Company entered into a Sale Agreement with William Tien, a related party, in which William Tien will acquire 100% of the subsidiary, Zentric HK, for a total purchase price of $1,000 as a direct reduction in the debt owed to him. During the same period, William Tien forgave the Company debt balance of $14,693 which was recorded as additional paid-in capital due to related party relationship. The result of discontinued operations is an accumulated net loss of $102,620 for the period from Inception of the subsidiary, November 16, 2011 through December 31, 2012. Subsequent to December 31, 2012, the subsidiary was dormant and did not have further transactions.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013.

The Company did not generate any revenues for the three and six months ended June 30, 2014 and June 30, 2013.

General and administrative expenses for the three months ended June 30, 2014 and June 30, 2013 was $21,789 and $18,189 respectively. General and administrative expenses for the six months ended June 30, 2014 and June 30, 2013 was $42,155 and $71,622 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Consulting and contracting expenses for the three months ended June 30, 2014 and June 30, 2013 was $96,554 and $221,672 respectively. Consulting and contracting expenses for the six months ended June 30, 2014 and June 30, 2013 was $132,326 and $302,103 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Interest expenses for the three months ended June 30, 2014 and June 30, 2013 was $34,668 and $15,930 respectively. Interest expenses for the six months ended June 30, 2014 and June 30, 2013 was $72,451 and $32,448 respectively. The increase is due to the company taking in the additional notes.

Change in fair value of derivative for the three months ended June 30, 2014 and June 30, 2013 was ($100,638) and $284 respectively. Change in fair value of derivative for the six months ended June 30, 2014 and June 30, 2013 was $18,045 and $16,554 respectively.

Net loss for the three months ended June 30, 2014 and June 30, 2013 was $52,373 and $256,075 respectively. Net loss for the six months ended June 30, 2014 and June 30, 2013 was $264,977 and $422,727 respectively. The loss was primarily due to the increase in consulting fees.

Loss per share was $0.00 for the three months ended June 30, 2014 and June 30, 2013. Loss per share was $0.00 for the six months ended June 30, 2014 and June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had a working capital deficiency of $1,005,225, which represented a working capital decrease of $61,203 as compared to the working capital deficiency position of $944,022 as of December 31, 2013. The decrease is mainly due to the increase of our change in fair value of derivative and additional note borrowings.

Cash flows used in operating activities for the six month period ended June 30, 2014 and 2013 was ($48,028) and ($110,304) respectively.

Cash flows used in financing activities for six month period ended June 30, 2014 and 2013 was $69,906 and $110,789, respectively, which was due to the reduction of loans and common stock sold for cash.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2014 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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
________________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(B) Reports on Form 8-K

Form 8-K Filed on June 20, 2014 that on June 17, 2014 the Board of Directors of Zentric, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada increasing the authorized number of common shares to 2,000,000,000.

Form 8-K Filed on July 9, 2014 that on June 3, 2014, the board of directors has approved the issuance of Class A-Super Voting Preferred Stock of the 60,000,000 preferred blank check stock authorized.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ZENTRIC, INC.
Registrant

Date: August 19, 2014	By:	/s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer, Principal Accounting Officer and Director