Form 10-Q
period 2014-09-30
Zentric, Inc.
filed 2014-11-14
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(416) 245-8000

 (Issuer’s telephone number)

 _______________________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2014: 347,380,524 shares of common stock.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

ZENTRIC, INC.

BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets
Cash	$270	$1,061
Total Current Assets	270	1,061
Total Assets	$270	$1,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$131,416	$109,798
Advances from shareholder	346,962	419,524
Accrued salaries	306,944	217,524
Convertible Note, net of discount $29,938 and $37,100, respectively	2,562	6,400
Derivative liability	170,929	184,819
Note payable, related party	7,018	7,018
Total Liabilities	965,831	945,083

Stockholders' Deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 343,380,524 and 160,953,538 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	343,382	160,955
Preferred stock A, $0.001 par value, 6,000,000 shares authorized: 4,000,000 and zero issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	4,000	-
Additional paid-in capital	1,845,990	1,727,418
Accumulated deficit	(3,158,933)	(2,832,395)

Total Stockholders' Deficit	(965,569)	(944,022)

Total Liabilities and Stockholders' Deficit	$270	$1,061

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

 STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
REVENUE	$-	$-	$-	$-
EXPENSES
General and administrative	12,393	16,779	54,548	88,401
Consulting and subcontracting	34,192	64,109	166,518	366,212
Operating Expenses	46,585	80,888	221,066	454,613

Other income/(expenses)
Interest Expense	(47,459)	(42,932)	(119,910)	(75,380)

Change in fair value of derivative	32,483	(5,234)	14,438	(21,788)
Total other expense	(14,976)	(48,166)	(105,472)	(97,168)

Net Loss	$(61,561)	$(129,054)	$(326,538)	$(551,781)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	268,610,375	118,234,651	222,799,220	112,261,800

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

 STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(326,538)	$(551,781)

Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	47,400	154,350
Options issued for services	5,926	3,209
Change in fair value of derivative	(14,438)	21,788
Imputed interest on advance from shareholder	43,489	44,537
Amortization on note discount	72,162	27,673

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	114,077	175,329
NET CASH USED IN OPERATING ACTIVITIES	(57,922)	(124,895)
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,000	-
Convertible debt	65,000	70,000
Borrowings on debt - related party	2,990	134,150
Principal payments on debt	(60,859)	(78,861)
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,131	125,289
NET INCREASE (DECREASE) IN CASH	(791)	394
CASH, BEGINNING OF PERIOD	1,061	108
CASH, END OF PERIOD	$270	$502

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	$14,692	$-
Shares accrued in prior period and issued in current	$-	$20,000
Settlement of derivative liability due to debt conversion	$114,452	$-
Debt Conversion	$79,040	$12,000
Discount for the convertible note	$65,000	$70,000

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014 (unaudited)

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at September 30, 2014 and December 31, 2013.

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2014 and December 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2014, on a recurring basis:

	Level 1	Level 2	Level 3	Gains (Losses)
Description
Derivative Liability	$-	$-	$170,929	$14,438
Total	$-	$-	$170,929	$14,438

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

	Level 1	Level 2	Level 3	Gains (Losses)
Description
Derivative Liability	$-	$-	$184,819	$267,238
Total	$-	$-	$184,819	$267,238

j)	Income Taxes

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalue at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $170,929 and $184,819 at September 30, 2014 and December 31, 2013, respectively. The change in fair value of the derivative liabilities resulted in a gain of $14,438 and a loss of $21,788 for the nine months ended September 30, 2014 and 2013, respectively, which has been reported as other expense (income) in the condensed statements of operations.

The following presents the derivative liability value by instrument type at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013

Convertible Debentures	$170,929	$184,819
	$170,929	$184,819

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2014 and the year ended December 31, 2013:

Derivative Liability Total

Balance, December 31, 2013	$184,819
Increase in derivative value due to issuances of convertible promissory note	82,335
Increase in derivative value due to stock payable	50,000
Change in fair market value of derivative liabilities	(31,773)
Conversion of debt	(114,452)
Balance, September 30, 2014	$170,929

Key inputs and assumptions used to value the convertible debentures during the nine months ended September 30, 2014:

-	The underlying stock price $.0005 to $.0009 was used as the fair value of the common stock;
-

The Asher note face amounts as of 6/30/14 is $65,000 and 9/30/14 are $32,500 with the same terms as at issuance and effectively convert at a discount of 38.85% to 39.28% at conversion; and 38.74% and 43.20% at the quarter’s end;

-	Capital raising events of $50,000 would occur in each quarter for a total of $150,000 in 2013 at 75% of market generating dilutive reset events at prices below $0.0003 (rounded) for the Notes;
-	The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%;
-	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default;
-	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 2 notes in default have been converted by the holder.
-	The projected volatility for each valuation period was based on the volatility of 19 comparable company’s in the same industry.

5.	STOCKHOLDERS’ EQUITY

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

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31, 2012, 2013 and 2014 at price of $0.10, $0.25 and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company value such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,841; and during the period ended September 30, 2014 the Company expensed $3,134. The remaining $7,676 remains unvested as of September 30, 2014.

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

On April 9, 2014, Zentric, Inc. entered into a subscription agreement to issue 31,250,000 common shares for $50,000 cash investment into the Company. As of September 30, 2014, the shares has not been issued and recorded a part of derivative liability.

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

On August 19, 2014, Zentric, Inc. received the notice of conversion to convert $9,410 of principal from Asher Enterprises, Inc. into 24,128,205 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On September 3, 2014, Zentric, Inc. received the notice of conversion to convert $7,965 of principal from Asher Enterprises, Inc. into 24,136,364 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On September 5, 2014, Zentric, Inc. received the notice of conversion to convert $7,965 of principal from Asher Enterprises, Inc. into 24,136,364 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On September 22, 2014, Zentric, Inc. received the notice of conversion to convert $7,000 of principal from Asher Enterprises, Inc. into 24,137,931 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On September 26, 2014, Zentric, Inc. received the notice of conversion to convert $160 of principal from Asher Enterprises, Inc. together with $1,300 of accrued and unpaid interest totaling $1,460 into 5,214,286 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

During the period ended September 30, 2014 and 2013, the Company recorded Net $43,489 and $44,537 in imputed interest as a result of related party loan, see Note 7.

During the period ended September 30, 2014, the Company recorded a total of $114,452 as a reduction in derivative liability due to conversion of $79,040 of principal and interest.

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

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of September 30, 2014 and December 31, 2013 is $7,018.

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

During the period, the Company received $2,990 in advances for Company related expense that are non-interest bearing with no stated maturity. During the same period, the Company repaid back $60,859 in cash. As of September 30, 2014 and December 31, 2013, related party advances are $346,962 and 419,524, respectively. The Company recorded imputed interest of $43,489 and $44,537 as of September 30, 2014 and 2013.

7.	NOTES PAYABLE

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of September 30, 2014 and December 31, 2013 is $7,018.

During the period ended December 31, 2013, the Company entered into Convertible Promissory Notes totalling $81,000 that carries an interest rate of 8% with various maturity date, see Note 9 for listing of convertible note. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4).

During the period ended June 30, 2014, the Company entered into Convertible Promissory Notes totalling $32,500 that carries an interest rate of 8% with various maturity date, see Note 9 for listing of convertible note. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4).

Interest accrual for all loans outstanding as of September 30, 2014 and December 31, 2013 are $6,294 and $$5,074, respectively.

8.	CONVERTIBLE DEBENTURE

On August 19, 2013, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on May 15, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the forty five (45) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. As of September 30, 2014, the discount was fully amortized. During the same period, the holder converted $33,800 of principal and interest into 62,222,223 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized as a result of the conversion. As of September 30, 2014, the Company has a remaining principal and accrued interest balance of balance of $0.

On October 29, 2013, the Company, entered into a $11,000 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4). The Company recorded a total discount of $11,000 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. As of September 30, 2014, the discount was fully amortized. During the same period, the holder converted $11,440 of principal and interest into 18,451,613 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized. As of September 30, 2014, the Company has a remaining principal and accrued interest balance of $0.

On February 3, 2014, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 4). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended September 30, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. As of September 30, 2014, the discount was fully amortized. During the same period, the holder converted $33,800 of principal and interest into 101,753,150 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized. As of September 30, 2014, the Company has a remaining principal and accrued interest balance of $0.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013.

The Company did not generate any revenues for the three and nine months ended September 30, 2014 and September 30, 2013.

General and administrative expenses for the three months ended September 30, 2014 and September 30, 2013 was $12,393 and $16,779 respectively. General and administrative expenses for the nine months ended September 30, 2014 and September 30, 2013 was $54,548 and $88,401 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Consulting and contracting expenses for the three months ended September 30, 2014 and September 30, 2013 was $34,192 and $64,109 respectively. Consulting and contracting expenses for the nine months ended September 30, 2014 and September 30, 2013 was $166,518 and $366,212 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Interest expenses for the three months ended September 30, 2014 and September 30, 2013 was ($47,459) and ($42,932) respectively. Interest expenses for the nine months ended September 30, 2014 and September 30, 2013 was ($119,910) and ($75,380) respectively. The increase is due to the company taking in the additional notes.

Change in fair value of derivative for the three months ended September 30, 2014 and September 30, 2013 was $32,483 and ($5,234) respectively. Change in fair value of derivative for the nine months ended September 30, 2014 and September 30, 2013 was $14,438 and ($21,788) respectively.

Net loss for the three months ended September 30, 2014 and September 30, 2013 was $61,561 and $129,054 respectively. Net loss for the nine months ended September 30, 2014 and September 30, 2013 was $326,538 and $551,781 respectively. The loss was primarily due to the increase in consulting fees.

Loss per share was $0.00 for the three months ended September 30, 2014 and September 30, 2013. Loss per share was $0.00 for the nine months ended September 30, 2014 and September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had a working capital deficiency of $965,561, which represented a working capital decrease of $21,539 as compared to the working capital deficiency position of $944,022 as of December 31, 2013. The decrease is mainly due to the increase of our change in fair value of derivative and additional note borrowings.

Cash flows used in operating activities for the nine month period ended September 30, 2014 and 2013 was ($57,922) and ($124,895) respectively.

Cash flows used in financing activities for nine month period ended September 30, 2014 and 2013 was $57,131 and $125,289, respectively, which was due to the reduction of loans and common stock sold for cash.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2014 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

ZENTRIC, INC.
Registrant

Date: November 14, 2014	By:	/s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer, Chief Executive Officer, Principal Accounting Officer and Director

