Form 10-Q/A
period 2014-09-30
Zentric, Inc.
filed 2014-11-25
CIK 1457435

U.S.SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

Explanatory Note

On November 14, 2014, Zentric, Inc. (“the Company”) filed its Form 10-Q (Original Filing”), however, the Company inadvertently omitted the XBRL portion of the filing. The XBRL portion of the filing is filed under this Amendment 1 on Form 10-Q/A (“Amendment”).

The section on the title page “Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.” has been check as “Yes” to reflect that the Company has filed all the reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act.

Except to the extent expressly set forth herein, this Amendment speaks as of the Original Filing Date of and has not been updated to reflect events occurring subsequent to the Original Filing other than to correct the stated deficiency. Accordingly, this Amendment should be read in conjunction with the Original Filing.

2

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

31.1	Certification Pursuant to 18 U.S.C Section 1350, As adopted pursuant to Section 302 of the Sabanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(B) Reports on Form 8-K

3

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ZENTRIC, INC.
Registrant

Date: November 25, 2014	By:	/s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer, Chief Executive Officer, Principal Accounting Officer and Director

4