Form 10-K
period 2014-12-31
Zentric, Inc.
filed 2015-04-14
CIK 1457435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-140236

ZENTRIC, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0418609
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Unit C2, 802 Southdown Road,

Mississauga, Ontario, Canada, L5J 2Y4

(Address of Principal Executive Offices)

(416) 245-8000

(Issuer’s telephone number)

1310 Contour Drive

Mississauga, Ontario, Canada, L5H 1B2

 (Former name, address and fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $104,214.

As of April 14, 2015 593,910,824 shares of Common Stock, par value $0.001 per share and 6,000,000 of Preferred Class A Stock, par value $0.001 per share were outstanding.

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

On December 16, 2009 the Board of Directors of Constant Environment, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing the Company’s name to Zentric, Inc

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary in Hong Kong, China. Zentric, Inc. has become actively involved in solar project development through this subsidiary. In April 1, 2014, the subsidiary was sold to William Tien, the company’s director, in exchange for waiving $1,000 in loans.

On January 9, 2012 the Board of Directors of Zentric, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada increasing the authorized number of common shares to 500,000,000.

On June 17, 2014 the Board of Directors of Zentric, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada increasing the authorized number of common shares to 2,000,000,000

Business Division

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties.

Our mailing address is Unit C2, 802 Southdown Road, Mississauga, Ontario, L5J 2Y4, for which we pay $2,939.71 per month. The lease was effective January 1, 2010, where we agreed to lease the approximately 1,420 square feet of space (“Leased Space”) for a 5 years term and has since been renewed for an additional 6 month starting January 1, 2015. The Leased Space to be suitable for, and utilized by us for our administration, management and development.

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

Item 4. Mine Safety Disclosure.

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

Holders

As of April 14, 2015 there were 593,910,824 shares of common stock issued and outstanding, 19,750,000 of which are controlled by Jeff Mak, the Company's officer and director and 6,000,000 shares of preferred class A stock issued and outstanding of which Jeff Mak controls 6,000,000.

As of April 14, 2015 there were 56 holders of record of shares of our common stock. Holders of common stock do not have cumulative voting rights.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective for the Company in the first quarter of 2013. The update primarily impacted our disclosures and did not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued an accounting standards update which requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. The update was effective in the first quarter of 2014. The update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued an accounting standard which provides new guidance that requires share-based compensation to meet a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued guidance to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

In August 2014, the FASB issued an accounting standard that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued new guidance for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The adoption of ASU 2014-16 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014. The adoption of ASU 2014-17 is not expected to have a material impact on our financial position or results of operations.

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

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary incorporated in Hong Kong, China. The company will use this subsidiary to become more actively involved in solar project development. In April 1, 2014, this subsidiary was sold to William Tien, the company’s director in exchange for waiving $1,000 in loans.

RESULTS OF OPERATIONS FROM DISCONTINUED OPERATIONS

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

There were no activities in Zentric HK during period ended December 31, 2014 and 2013 and as a result of discontinued operations the net loss of $0 for both periods ended. There were no assets and the liabilities of Zentric HK were segregated in the balance sheet and appropriately labelled as discontinued.

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

The Company did not generate any revenues for the years ended December 31, 2014 and December 31, 2013.

General and administrative expense for the years ended December 31, 2014 and December 31, 2013 was $72,519 and $103,323.

The decrease is due to the reduction of activities in the North Carolina business development.

Consulting and contracting expenses for the years ended December 31, 2014 and December 31, 2013 was $204,419 and $403,263. The decrease is due to the reduction of activities in the North Carolina business development.

Interest expenses for the years ended December 31, 2014 and December 31, 2013 was ($141,956) and ($107,754). The increase is due to the increase of loans to the company.

Change in fair value of derivative for the years ended December 31, 2014 and December 31, 2013 was $47,524 and $267,238. The decrease is due to the decrease in convertible notes that the company took during the year.

Net loss for the years ended December 31, 2014 and December 31, 2013 was $371,370 and $347,102 respectively. The loss was primarily due to the consultant and subcontracting fees.

Loss per share was $0.00 for each the years ended December 31, 2014 and December 31, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had a working capital deficiency of $992,676, which represented a working capital deficit increase of $48,654 as compared to the working capital deficiency position of $944,022 as of December 31, 2013. The deficit increase is mainly due to the increase of related party borrowing to fund operations.

Cash flows used in operating activities for the year ended December 31, 2014 was ($70,911) compare to ($135,336) in December 31, 2013. The decrease is due to decrease in net loss and vendor expenses.

Cash flows provided by financing activities for the year ended December 31, 2014 and 2013 were $71,257 and $136,289, respectively. The decrease was due mainly the decrease in stock issues for financing.

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31, 2012, 2013 and 2014 at price of $0.10, $0.25 and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company value such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,841, out of the total value the company expensed $8,360 and $8,718 as of December 31, 2013 and 2014 respectively, which is representative of the value of the 3,000,000 shares vested at end of each fiscal year.

On March 14, 2012, Zentric, Inc. entered into a subscription agreement to issue 1,250,000 common shares for $25,000 cash investment into the Company. As of December 31, 2014, the shares has not been issued and reclassified as derivative liability.

On September 1, 2012, Zentric, Inc. entered into a subscription agreement to issue 25,000,000 common shares for $50,000 cash investment into the Company. As of December 31, 2014, the shares has not been issued and reclassified as derivative liability.

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

During the period ended June 30, 2013, Zentric, Inc. entered into an settlement with the Chief Financial Officer to issue 102,900,000 common shares for $205,500 of salaries past due by the Company. Total value of the shares issued was $360,150; the excess of $154,650 is recorded as additional compensation expense. The shares were valued based on the fair market value on date of grant. As of December 31, 2014, the shares has not been issued and reclassified as derivative liability.

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

On April 9, 2014, Zentric, Inc. entered into a subscription agreement to issue 31,250,000 common shares for $50,000 cash investment into the Company. As of December 31, 2014, the shares has not been issued and recorded a part of derivative liability.

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

We anticipate that our operational, general and administrative expenses for the next 12 months will total $500,920. The estimated breakdown is as follows:

Web Development	$10,000
Legal/Accounting	$15,000
Upgraded Computer systems	$12,500
Telecommunications/DSL	$900
Employee recruitment and training	$30,000
General Administrative
Advertising	$50,000
Automotive	$10,000
Deprecation expense	$1,270
Employee benefits	$1,500
Entertainment	$9,000
Insurance	$8,000
Office salaries	$240,000
Office supplies	$7,000
Professional expense	$8,000
Rent	$30,000
Repairs & Maintenance	$1,500
Taxes	$6,250
Telephone	$6,000
Travel	$50,000
Utilities	$4,000
Total General Administrative	$372,520

Total Expenses	$500,920

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

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Zentric, Inc.

We have audited the accompanying consolidated balance sheets of Zentric, Inc. as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zentric, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered reccurring net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 14, 2015

ZENTRIC, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$1,407	$1,061
Total Current Assets	1,407	1,061

Total Assets	$1,407	$1,061

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$148,326	$114,872
Advances from shareholder	349,663	404,831
Accrued salaries	330,050	212,450
Convertible Note, net of discount $34,317 and $37,100, respectively	9,683	6,400
Derivative liability	149,343	184,819
Note payable, related party	7,018	7,018
Discontinued liabilities associated with sale of subsidiary
Advances from shareholder	-	14,693

Total Liabilities	994,083	945,083

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 343,380,524 and 160,953,538 shares issued and outstanding as of December 31, 2014 and 2013, respectively	343,382	160,955
Preferred stock A, $0.001 par value, 6,000,000 shares authorized: 4,000,000 and zero issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	4,000	-
Additional paid-in capital	1,863,707	1,727,418
Accumulated deficit	(3,203,765)	(2,832,395)

Total Stockholders' Equity (Deficit)	(992,676)	(944,022)

Total Liabilities and Stockholders' Equity (Deficit)	$1,407	$1,061

The accompanying notes are an integral part of these consolidated financial statements.

ZENTRIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2014 and 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013

REVENUE	$-	$-
EXPENSES
General and administrative	72,519	103,323
Consulting and subcontracting	204,419	403,263
Operating Expense	276,938	506,586
Other Income ( Expenses)
Interest Expense	(141,956)	(107,754)
Change in fair value of derivative	47,524	267,238
Total Other Expenses	(94,432)	(159,484)
NET LOSS FROM CONTINUIING OPERATIONS	(371,370)	(347,102)
NET LOSS FROM DISCONTINUED OPERATIONS	-	-
NET LOSS	(371,370)	(347,102)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED
BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)
BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	253,192,316	117,033,618

The accompanying notes are an integral part of these consolidated financial statements.

ZENTRIC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Deficit)

	Preferred Sock		Common Stock		Additional Paid-	Accumulated	Stock	Stockholders' Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	Payable	(Deficit)
Balance, December 31, 2012	-	-	111,175,827	111,177	1,606,510	(2,485,293)	75,000	(692,606)

Common shares issued for debt conversion			49,777,711	49,778	(10,778)			39,000
Settlement of derivative due to conversion					64,093			64,093
Shares issued for salary							360,150	360,150
Reclassification of derivative liability							(435,150)	(435,150)
Imputed interest on advance from shareholder					59,232			59,232
Options issued for services					8,360			8,360
Net loss						(347,102)		(347,102)
Balance, December 31, 2013	-	-	160,953,538	160,955	1,727,418	(2,832,395)	-	(944,022)

Common shares issued for debt conversion			182,426,986	182,427	(103,387)			79,040
Settlement of derivative due to conversion					114,452			114,452
Preferred Shares issued to related party	4,000,000	4,000			43,400			47,400
Imputed interest on advance from shareholder					58,414			58,414
Options issued for services					8,718			8,718
Debt forgiveness by related party					14,693			14,693
Net loss						(371,370)		(371,370)
Balance, December 31, 2014	4,000,000	4,000	343,380,524	343,382	1,863,707	(3,203,765)	-	(992,676)

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2014 and 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(371,370)	(347,102)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	47,400	154,350
Options issued for services	8,718	8,360
Change in fair value of derivative	(47,524)	(267,238)
Imputed interest on advance from shareholder	58,414	59,232
Amortization on note discount	79,283	43,900
Changes in operating assets and liabilities:
Bank overdraft	-	702
Accounts payable and accrued liabilities	154,168	212,460
NET CASH USED IN OPERATING ACTIVITIES	(70,911)	(135,336)

CASH FLOWS FROM INVESTING ACTIVITIES
CASH USED FOR INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,000	295,000
Proceeds from issuance of convertible debt	76,500	81,000
Borrowings on debt - related party	2,990	134,150
Principal payments on debt	(58,233)	(78,861)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	71,257	136,289
NET INCREASE IN CASH	346	953
CASH, BEGINNING OF PERIOD	1,061	108
CASH, END OF PERIOD	1,407	1,061

SUPLLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-
Income taxes paid	-	-
Non-cash investment and financing activities
Reclassification to derivative liability	-	435,150
Debt forgiveness by related party	14,693	-
Shares issued as settlement of salary	-	205,800
Settlement of derivative on conversion of debt	114,452	64,093
Discount recognized on convertible note	76,500	81,000
Conversion of debt	79,040	39,000

The accompanying notes are an integral part of these consolidated financial statements.

ZENTRIC, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary in Hong Kong, China to assist with solar project development. In April 1, 2014, this subsidiary was sold to William Tien, the company’s director, in exchange for waiving $1,000 in loans.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered reccurring net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2014 and 2013, the Company had no cash equivalents.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2014 and 2013.

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2014 and 22013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$149,343	$47,524
Total	$-	$-	$149,343	$47,524

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$184,819	$267,238
Total	$-	$-	$184,819	$267,238

j)	Income Taxes

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

n)	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective for the Company in the first quarter of 2013. The update primarily impacted our disclosures and did not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued an accounting standards update which requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. The update was effective in the first quarter of 2014. The update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued an accounting standard which provides new guidance that requires share-based compensation to meet a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued guidance to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

In August 2014, the FASB issued an accounting standard that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued new guidance for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The adoption of ASU 2014-16 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014. The adoption of ASU 2014-17 is not expected to have a material impact on our financial position or results of operations.

4.	STOCKHOLDERS’ EQUITY

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

During the period ended June 30, 2013, Zentric, Inc. entered into an settlement with the Chief Financial Officer to issue 102,900,000 common shares for $205,500 of salaries past due by the Company. Total value of the shares issued was $360,150; the excess of $154,650 is recorded as additional compensation expense. The shares were valued based on the fair market value on date of grant. As of December 31, 2013, the shares have not been issued and recorded a part of derivative liability.

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

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31, 2012, 2013 and 2014 at price of $0.10, $0.25 and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company value such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,841, out of the total value the company expensed $8,048 and $8,360 as of December 31, 2012 and 2013 respectively, which is representative of the value of the 3,000,000 shares vested at end of each fiscal year. The remaining $8,718 was fully vested and expensed as of December 31, 2014.

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

On April 9, 2014, Zentric, Inc. entered into a subscription agreement to issue 31,250,000 common shares for $50,000 cash investment into the Company. As of December 31, 2014, the shares have not been issued and recorded a part of derivative liability.

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

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of December 31, 2014 and 2013 is $7,018. Interest accrual for all loans outstanding as of December 31, 2014 and December 31, 2013 are $4,752 and $3,152, respectively.

The Company has received cash accumulated advances of $349,663 and $419,524 for the years ended December 31, 2014 and December 31, 2013, respectively from directors and shareholders. Interest has been imputed at 15% resulting in interest expense of $58,414 and $59,232 for the years ended December 31, 2014 and December 31, 2013, respectively. During the period ended December 31, 2014, the Company borrowed $2,990 and repaid $58,233.

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

During the period ended June 30, 2013, Zentric, Inc. entered into an settlement with the Chief Financial Officer to issue 102,900,000 common shares for $205,500 of salaries past due by the Company. Total value of the shares issued was $360,150; the excess of $154,650 is recorded as additional compensation expense. The shares were valued based on the fair market value on date of grant. As of December 31, 2013, the shares have not been issued and recorded a part of derivative liability.

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31, 2012, 2013 and 2014 at price of $0.10, $0.25 and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company value such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,841, out of the total value the company expensed $8,048 and $8,360 as of December 31, 2012 and 2013 respectively, which is representative of the value of the 3,000,000 shares vested at end of each fiscal year. The remaining $8,718 was fully vested and expensed as of December 31, 2014.

On June 3, 2014, the Company authorized 4,000,000 shares of Series A Preferred Stock to be granted to Jeff Mak as additional stock based compensation. Each share of the Series A preferred stock shall have 100 votes on the election of their directors and for all other purposes. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the Series A shares was $47,400.

6.	NOTES PAYABLE

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of December 31, 2014 and 2013 is $7,018. Interest accrual for all loans outstanding as of December 31, 2014 and December 31, 2013 are $4,752 and $3,152, respectively.

7.	INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2014, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets. The net loss carry-forward was $2,010,140 and $1,726,647 for the years ended December 31, 2014 and December 31, 2013 respectively.

The deferred tax asset for December 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Deferred Tax Asset arising from Net Operating Loss Carry-forwards	$703,549	$604,326
Valuation allowance	(703,549)	(604,326)
Net deferred tax asset	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013, respectively.

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

On August 19, 2013, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on May 15, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the forty five (45) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $6,168 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2013. The remaining discount of $26,332 was fully amortized as of December 31, 2014. During the same period, the holder converted $33,800 of principal and interest into 62,222,223 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized as a result of the conversion. As of December 31, 2014, the Company has a remaining principal and accrued interest balance of balance of $0.

On October 29, 2013, the Company, entered into a $11,000 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The Company recorded a total discount of $11,000 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $232 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2013. The remaining discount of $10,768 was fully amortized as of December 31, 2014. During the same period, the holder converted $11,440 of principal and interest into 18,451,613 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized. As of December 31, 2014, the Company has a remaining principal and accrued interest balance of $0.

On February 3, 2014, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended September 30, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. As of December 31, 2014, the discount was fully amortized. During the same period, the holder converted $33,800 of principal and interest into 101,753,150 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized. As of December 31, 2014, the Company has a remaining principal and accrued interest balance of $0.

During the period ended June 30, 2014, the Company entered into Convertible Promissory Notes totalling $32,500 that carries an interest rate of 8%. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $8,772 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2014. As of December 31, 2014, the Company has a remaining principal balance of $32,500 and an unamortized discount of $23,728.

On November 10, 2014, the Company, entered into an $11,500 convertible promissory note that carries an 8% interest rate, matures on August 13, 2015. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $11,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $911of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2014. As of December 31, 2014, the Company has a remaining principal balance of $11,500 and an unamortized discount of $10,589.

Total accrued interest related of the convertible note as of December 31, 2014 and 2013, is $1,542 and 1,992, respectively.

As of December 31, 2014 and 2013 the Company recorded a discount of $76,500 and $39,000, respectively and recognized $79,283 and $43,900 of amortization.

9.	DERIVATIVE LIABILITIES

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $149,343 and $184,819 at December 31, 2014 and 2013, respectively. The change in fair value of the derivative liabilities resulted in a gain of $47,524 and $267,238 for the year ended December 31, 2014 and 2013, respectively, which has been reported as other income (expense) in the condensed statements of operations. The gain of $47,524 in 2014 consisted of a gain of $66,119 attributable to the mark to market adjustment of the convertible notes and a loss of ($18,595) attributable to excess value over of the convertible note discount. The gain of $267,238 in 2013 consisted of a gain of 300,975 attributable to the mark to market adjustment of the convertible notes and a loss of ($33,737) attributable to excess value over of the convertible note discount.

The following presents the derivative liability at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
Convertible Debentures	$149,343	$184,819
	$149,343	$184,819

The following is a summary of changes in the fair market value of the derivative liability during the year ended December 31, 2014 and 2013:

Derivative Liability Total
Balance, December 31, 2012	$-
Increase in derivative value due to issuances of convertible promissory note	114,737
Increase in derivative value due to reclassification of stock payable	435,150
Change in fair market value of derivative liabilities	(300,975
Conversion of debt	(64,093)
Balance, December 31, 2013	$184,819
Increase in derivative value due to issuances of convertible promissory note	76,500
Increase in derivative value due to excess of discount	18,595
Increase in derivative value due to reclassification of stock payable	50,000
Change in fair market value of derivative liabilities	(66,119)
Conversion of debt	(114,452)
Balance, December 31, 2014	$149,343

The existing derivative instrument was valued as of issuance; conversion; and the year end 12/31/14. The following assumptions were used for the valuation of the derivative liability related to the Note (to-date no Notes are in default):

-	The underlying stock price between $.0004 to $.00430 was used as the fair value of the common stock;

-	The note face amounts as of 9/30/14 is $32,500 and 12/31/14 are $44,000 with the same terms as at issuance and effectively convert at a discount of 43.53% at issuance; and 38.48% and 42.85%;

-

The note face amounts as of 6/30/14 is $65,000 and 9/30/14 are $32,500 with the same terms as at issuance and effectively convert at a discount of 38.85% to 39.28% at conversion; and 38.74% and 43.20%;

-

The Asher note face amounts as of issuance 2/3/14 is $32,500 and 3/31/14 are $63,000 with the same terms as at issuance and effectively convert at a discount of 41.69% at issuance; 39.87% to 41.33% at conversion; and 39.21% and 43.46%;

-

The Asher note face amounts as of issuance 6/20/2014 is $32,500 and 6/30/14 are $65,000 with the same terms as at issuance and effectively convert at a discount of 38.34% at issuance; 39.33% to 44.03% at conversion; and 38.69% and 43.70%;

-

Capital raising events of $50,000 would occur in each quarter for a total of $150,000 in 2013 at 75% of market generating dilutive reset events at prices below $0.00012 to 0.00178 (rounded) for the Notes;

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

There were no activities in Zentric HK during period ended December 31, 2014 and 2013 and as a result of discontinued operations the net loss of $0 for both periods ended. There were no assets and the liabilities of Zentric HK were segregated in the balance sheet and appropriately labelled as discontinued.

12.	SUBSEQUENT EVENTS

On January 12, 2015, Zentric, Inc. received the notice of conversion to convert $1,900 of principal from KBM Worldwide, Inc. into 17,272,727 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On January 14, 2015, Zentric, Inc. received the notice of conversion to convert $1,900 of principal from KBM Worldwide, Inc. into 17,272,727 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On January 20, 2015, Zentric, Inc. received the notice of conversion to convert $1,900 of principal from KBM Worldwide, Inc. into 17,272,727 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On January 23, 2015, Zentric, Inc. received the notice of conversion to convert $1,900 of principal from KBM Worldwide, Inc. into 17,272,727 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On February 2, 2015, Zentric, Inc. received the notice of conversion to convert $1,900 of principal from KBM Worldwide, Inc. into 17,272,727 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On February 5, 2015, Zentric, Inc. received the notice of conversion to convert $1,945 of principal from KBM Worldwide, Inc. into 21,611,111 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On February 10, 2015, Zentric, Inc. received the notice of conversion to convert $1,945 of principal from KBM Worldwide, Inc. into 21,611,111 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On February 18, 2015, Zentric, Inc. received the notice of conversion to convert $1,945 of principal from KBM Worldwide, Inc. into 21,611,111 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On February 27, 2015, Zentric, Inc. received the notice of conversion to convert $1,490 of principal from KBM Worldwide, Inc. into 24,833,333 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On February 27, 2015, Zentric, Inc. received the notice of conversion to convert $1,490 of principal from KBM Worldwide, Inc. into 24,833,333 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On March 4, 2015, Zentric, Inc. received the notice of conversion to convert $1,490 of principal from KBM Worldwide, Inc. into 24,833,333 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On March 13, 2015, Zentric, Inc. received the notice of conversion to convert $1,490 of principal from KBM Worldwide, Inc. into 24,833,333 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On March 13, 2015, Zentric, Inc. received the notice of conversion to convert $1,490 of principal from KBM Worldwide, Inc. into 24,833,333 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2)

We did not maintain appropriate cash controls – As of December 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)

We did not implement appropriate information technology controls – As at December 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our

Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices Held

William Tien	54	President/Director
Jeff Mak	57	President/CEO/CFO/Secretary/Director/Treasurer, Principal Executive Officer, Principal Financial Officer

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held with us , the period during which he has served as such, and the business experience during at least the last five years:

JEFF MAK was appointed as our Chief Executive Officer, Chief Financial officer and a member of the Board of Directors as of July 23, 2008. Mr. Mak brings several years of experience in the design and technology industry. He was a founder and director of Logicsys Technologies, Inc a once publicly traded company on the TSX. He was also, president and founder of Eastgate Innovations, Inc. a product design and research and development company which owns several original patents and has licensed to several other companies. Mr. Mak was previously co-founder and director of Peceptek Inc. for 7 years since January 2002 to February 2008.

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

Item 11. Executive Compensation

Summary Compensation

On July 1, 2011, the Company approved an employment agreement with Jeff Mak, Chief Executive Officer, Chief Financial officer and a member of the Board of Directors offering a salary of $9,800 per month for his services. Due to the lack on cash on hand, this salary has been accrued for the year ended December 31, 2013 and 2014.

On November 1, 2011, the Company approved an employment agreement with William Tien was appointed as our President and a member of the Board of Directors offering a salary of $10,000 per month for his services. During the year ending December 31, 2013, William Tien waived $30,000 of his salaries and the remaining salary has been accrued. The agreement offers options as follows: option to acquire 1,000,000 common shares at $0.03 from December 31, 2011; option to acquire 1,000,000 common shares at $0.10 from December 31, 2012; option to acquire 1,000,000 common shares at $0.25 from December 31, 2013; and option to acquire 1,000,000 common shares at $0.50 from December 31, 2014. All options have a vesting period of three years or ninety days from termination of employment. On September 30, 3014, William Tien and the Board of Directors agreed to discontinue his current salary due to his reduced involvement in the company until further notice.

As of December 31, 2014, we have paid a total of $43,400 and accrued $330,050 to our directors or officers in consideration for their services rendered to our Company in their capacity as such. We have no pension, health, annuity, bonus, insurance, profit sharing or similar benefit plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 14, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 593,910,824 shares of our common stock and 6,000,000 shares of our preferred class A stock issued and outstanding as of April 14, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Zentric, Inc., Unit C2, 802 Southdown Road, Mississauga, Ontario, L5J Canada.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Jeff Mak	Common	19,750,000	3.3%
	Preferred A	6,000,000	100%
William Tien	Common	6,666,667	1.1%

Directors and Officers as a Group (2 person)	Common	26,416,667	4.4%

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

Our officers and directors have advanced funds for professional fees and general expenses in the amount of $2,990 and $92,675 as of December 31, 2014 and 2013, respectively.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2014 and 2013 were $7,500 and $8,500 respectively.

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

All Other Fees

The Company incurred fees during the last two fiscal years ended December 31, 2014 and 2013 were $7,500 and $8,500 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10Q.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Exhibits

(3.1)	(i) Articles of Incorporation (1)

(3.2)	(ii) Bylaws (1)

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications
(i) Certification of Jeff Mak

(32.1)	Certification Pursuant To The Sarbanes-Oxley Act 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
(i) Certification of Jeff Mak

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to previous filing

(2)	These items have been previously filed

b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

ZENTRIC, INC.

Date: April 14, 2015	By:	/s/ Jeff Mak
	Name:	Jeff Mak
	Title:	Chief Executive Officer, Chief Financial Officer
(Principal Executive Financial and Accounting Officer)

