Form 10-Q
period 2015-03-31
Zentric, Inc.
filed 2015-05-21
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2015: 623,494,157 shares of common stock.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	23

ZENTRIC, INC.

BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current Assets
Cash	$349	$1,407
Total Current Assets	349	1,407
Total Assets	$349	$1,407

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$150,687	$148,326
Advances from shareholder	351,663	349,663
Accrued salaries	306,679	330,050
Convertible Note, net of discount $9,203 and $34,317, respectively	13,502	9,683
Derivative liability	100,613	149,343
Note payable, related party	7,018	7,018

Total Liabilities	930,162	994,083

Stockholders' Deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 593,910,824 and 343,380,524 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	593,912	343,382
Preferred stock A, $0.001 par value, 6,000,000 shares authorized: 6,000,000 and 4,000,000 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	6,000	4,000
Additional paid-in capital	1,737,402	1,863,707
Accumulated deficit	(3,267,127)	(3,203,765)

Total Stockholders' Deficit	(929,813)	(992,676)

Total Liabilities and Stockholders' Deficit	$349	$1,407

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

REVENUE	$-	$-
EXPENSES
General and administrative	11,713	20,366
Consulting and subcontracting	29,400	35,772
Operating Expenses	41,113	56,138

Other expenses
Interest Expense	38,991	37,783
Change in fair value of derivative	(16,742)	118,683
Total other expense	22,249	156,466

NET LOSS	(63,362)	(212,604)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	469,303,586	170,811,088

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(63,362)	(212,604)
Adjustment to reconcile net loss to net cash used in operating activities:
Options issued for services	-	372
Change in fair value of derivative	(16,742)	118,683
Imputed interest on advance from shareholder	12,942	15,517
Amortization on note discount	25,114	20,893
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	38,990	41,015
NET CASH USED IN OPERATING ACTIVITIES	(3,058)	(16,124)
CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on Convertible debt	-	32,500
Borrowings on debt - related party	2,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	32,500
NET INCREASE (DECREASE) IN CASH	(1,058)	16,376
CASH, BEGINNING OF PERIOD	1,407	1,061
CASH, END OF PERIOD	349	17,437
NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of derivative on conversion of debt	31,988	19,131
Discount recognized on convertible note	-	32,500
Conversion of debt into common shares	21,295	13,000
Preferred stock issued for accrued salary	60,000	-

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2015 (unaudited)

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

c) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

e) Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at March 31, 2015 and December 31, 2014.

f) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2015 and December 31, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2015, on a recurring basis:

	Level 1	Level 2	Level 3	Gains (Losses)
Description
Derivative Liability	$-	$-	$100,613	$16,742
Total	$-	$-	$100,613	$16,742

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014, on a recurring basis:

	Level 1	Level 2	Level 3	Gains (Losses)
Description
Derivative Liability	$-	$-	$149,343	$47,524
Total	$-	$-	$149,343	$47,524

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

m) Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360- 10). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2015 and December 31, 2012, the Company recognized an impairment loss of $88,383 related to deposit on solar panel due to uncertainty of future revenue.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalue at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $100,613 and $149,343 at March 31, 2015 and December 31, 2014, respectively. The change in fair value of the derivative liabilities resulted in a gain of ($16,742) and a loss of $118,683 for the three months ended March 31, 2015 and 2014, respectively, which has been reported as other expense (income) in the condensed statements of operations.

The following presents the derivative liability value by instrument type at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014

Convertible Debentures	$100,613	$149,343
	$100,613	$149,343

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2015 and the year ended December 31, 2014:

Derivative Liability Total

Balance, December 31, 2014	$149,343
Change in fair market value of derivative liabilities	(16,742)
Conversion of debt	(31,988)
Balance, March 31, 2015	$100,613

The existing derivative instrument was valued as of issuance; conversion; and the quarter end 3/31/15. The following assumptions were used for the valuation of the derivative liability related to the Note (to-date no Notes are in default):

-	The underlying stock price $.00019 to $.0005 was used as the fair value of the common stock;

-	The Asher note face amounts as of 12/31/14 is $32,500 and $11,500 with the same terms as at issuance and effectively convert at a discount of 52.03% to 61.44%.

-	Capital raising events of $50,000 would occur in each quarter for a total of $150,000 in 2013 at 75% of market generating dilutive reset events at prices below $0.000075 (rounded) for the Notes;

-	The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%;

-	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default;

-

An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 2 notes in default have been converted by the holder.The Asher note face amounts as of 6/30/14 is $65,000 and 9/30/14 are $32,500 with the same terms as at issuance and effectively convert at a discount of 38.85% to 39.28% at conversion; and 38.74% and 43.20% at the quarter’s end.

5.	STOCKHOLDERS’ EQUITY

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

During the period ended June 30, 2013, Zentric, Inc. entered into an settlement with the Chief Financial Officer to issue 102,900,000 common shares for $205,500 of salaries past due by the Company. Total value of the shares issued was $360,150; the excess of $154,650 is recorded as additional compensation expense. The shares were valued based on the fair market value on date of grant. As of March 31, 2015, the shares have not been issued and are recorded a part of derivative liability.

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

On April 9, 2014, Zentric, Inc. entered into a subscription agreement to issue 31,250,000 common shares for $50,000 cash investment into the Company. As of March 31, 2015, the shares have not been issued and recorded a part of derivative liability.

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

On March 19, 2015, Zentric, Inc. received the notice of conversion to convert $1,490 of principal from KBM Worldwide, Inc. into 24,833,333 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

March 13, 2015, the Company authorized 2,000,000 shares of Series A Preferred Stock to be granted to Jeff Mak in exchange for $60,000 in accrued salaries. Each share of the Series A preferred stock shall have 100 votes on the election of their directors and for all other purposes. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the Series A shares was $32,100. As this was a related party transaction the remaining accrued salaries of $27,900 was credited to additional paid-in capital.

During the period ended March 31, 2015, the Company recorded a total of $31,988 as a reduction in derivative liability due to conversion of $21,295 of principal.

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

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of December 31, 2014 and 2013 is $7,018. Interest accrual for all loans outstanding as of March 31, 2015 and December 31, 2014 are $4,752 and $5,051, respectively.

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

March 13, 2015, the Company authorized 2,000,000 shares of Series A Preferred Stock to be granted to Jeff Mak in exchange for $60,000 in accrued salaries. Each share of the Series A preferred stock shall have 100 votes on the election of their directors and for all other purposes. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the Series A shares was $32,100. As this was a related party transaction the remaining accrued salaries of $27,900 was credited to additional paid-in capital.

During the period, the Company received $2,000 in advances for Company related expense that are non-interest bearing with no stated maturity. During the same period, the Company repaid back $0 in cash. As of March 31, 2015 and December 31, 2014, related party advances are $351,663 and $349,663, respectively. The Company recorded imputed interest of $12,942 and $15,517 as of March 31, 2015 and 2014.

7.	NOTES PAYABLE – Related party

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of March 31, 2015 and December 31, 2014 is $7,018. Interest accrual for all loans outstanding as of March 31, 2015 and December 31, 2014 are $5,051 and $4,752, respectively.

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

During the period ended June 30, 2014, the Company entered into Convertible Promissory Notes totalling $32,500 that carries an interest rate of 8%. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $8,772 and $23,728 of interest expense pursuant to the amortization of the note discount during the period ended December 31, 2014 and March 31, 2015, respectively. During the period ended, the holder converted $21,295 of principal into 250,530,300 shares of the Company common stock. Due to conversions within the term of the note, no gain or loss was recognized. As of March 31, 2015, the Company has a remaining principal balance of $11,205 and accrued interest of $1,948.

On November 10, 2014, the Company, entered into an $11,500 convertible promissory note that carries an 8% interest rate, matures on August 13, 2015. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $11,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $911 and $1,386 of interest expense pursuant to the amortization of the note discount during the period ended December 31, 2014 and March 31, 2015, respectively. As of March 31, 2015, the Company has a remaining principal balance of $11,500 and an unamortized discount of $9,203.

Total accrued interest related of the convertible note as of December 31, 2014 and March 31, 2015, is $1,542 and 2,178, respectively.

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

On April 14, 2015, Zentric, Inc. received the notice of conversion to convert $1,775 of principal from KBM Worldwide, Inc. into 29,583,333 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014.

The Company did not generate any revenues for the three months ended March 31, 2015 and March 31, 2014.

General and administrative expenses for the three months ended March 31, 2015 and March 31, 2014 was $11,713 and $20,366 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Consulting and contracting expenses for the three months ended March 31, 2015 and March 31, 2014 was $29,400 and $35,772 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Interest expenses for the three months ended March 31, 2015 and March 31, 2014 was ($38,991) and ($37,783) respectively. The increase is due to the company taking in the additional notes.

Change in fair value of derivative for the three months ended March 31, 2015 and March 31, 2014 was ($16,742) and $118,683 respectively.

Net loss for the three months ended March 31, 2015 and March 31, 2014 was $63,362 and $212,604 respectively. The decreased in loss was primarily due to the decrease in consulting fees.

Loss per share was $0.00 for the three months ended March 31, 2015 and March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had a working capital deficiency of $929,813, which represented a working capital increase of $62,863 as compared to the working capital deficiency position of $992,676 as of December 31, 2014. The increase is mainly due to the reduction of accrued salaries and loans.

Cash flows used in operating activities for the three month period ended March 31, 2015 and 2014 was ($3,058) and ($16,124) respectively.

Cash flows provided by financing activities for three month period ended March 31, 2015 and 2014 was $2,000 and $32,500, respectively, which was due to the reduction of loans and common stock sold for cash.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2014, our independent registered public accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in our existing accounting policies from the disclosures included in our 2014 Annual Report on Form 10-K.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2015 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

ZENTRIC, INC.
Registrant

Date: May 20, 2015	By:	/s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer, Principal Accounting Officer and Director

