Form 10-Q
period 2015-06-30
Zentric, Inc.
filed 2015-08-19
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(416) 245-8000

(Issuer’s telephone number)

______________________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2015: 685,660,823 shares of common stock.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	20

ZENTRIC, INC.

BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current Assets
Cash	$301	$1,407
Total Current Assets	301	1,407

Total Assets	$301	$1,407

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$162,575	$148,326
Advances from shareholder – related party	362,755	349,663
Accrued salaries	337,014	330,050
Convertible Note, net of discount $5,659 and $34,317, respectively	11,541	9,683
Derivative liability	80,783	149,343
Note payable, related party	7,018	7,018

Total Liabilities	961,686	994,083

Stockholders' Deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 685,660,823 and 343,380,524 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	685,662	343,382
Preferred stock A, $0.001 par value, 6,000,000 shares authorized: 6,000,000 and 4,000,000 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	6,000	4,000
Additional paid-in capital	1,672,270	1,863,707
Accumulated deficit	(3,325,317)	(3,203,765)

Total Stockholders' Deficit	(961,385)	(992,676)

Total Liabilities and Stockholders' Deficit	$301	$1,407

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

REVENUE	$-	$-	$-	$-
EXPENSES
General and administrative	20,578	21,791	32,291	42,155
Consulting and subcontracting	31,850	96,554	61,250	132,326
Operating Expenses	52,428	118,345	93,541	174,481

Other income (expenses)
Interest Expense	(17,880)	(34,668)	(56,871)	(72,451)
Loss on conversion of debt	-	-	-	-
Change in fair value of derivative	12,118	100,638	28,860	(18,045)
Total other income (expense)	(5,762)	65,970	(28,011)	(90,496)
NET LOSS	$(58,190)	$(52,375)	$(121,552)	$(264,977)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	643,877,856	396,835,522	557,072,971	227,901,479

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(121,552)	$(264,977)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	43,400
Preferred stock issued for services	-	4,000
Options issued for services	-	3,134
Change in fair value of derivative	(28,860)	18,045
Imputed interest on advance from shareholder	26,343	29,737
Amortization on note discount	28,658	39,662
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	81,213	78,971
NET CASH USED IN OPERATING ACTIVITIES	(14,198)	(48,028)
CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	50,000
Borrowing on Convertible debt	-	65,000
Borrowings on debt - related party	13,092	2,565
Principal payments on debt	-	(47,659)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,092	69,906
NET INCREASE (DECREASE) IN CASH	(1,106)	21,878
CASH, BEGINNING OF PERIOD	1,407	1,061
CASH, END OF PERIOD	$301	$22,939

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	$-	$14,692
Settlement of derivative on conversion of debt	$39,700	$63,750
Discount recognized on convertible note	$-	$65,000
Conversion of debt	$26,800	$45,240
Preferred stock issued for accrued salary	$60,000	-

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2015 (unaudited)

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

c) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

e) Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at June 30, 2015 and December 31, 2014.

f) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2015 and December 31, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2015, on a recurring basis:

	Level 1	Level 2	Level 3	Gains (Losses)
Description
Derivative Liability	$-	$-	$80,783	$28,860
Total	$-	$-	$80,783	$28,860

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014, on a recurring basis:

	Level 1	Level 2	Level 3	Gains (Losses)
Description
Derivative Liability	$-	$-	$149,343	$47,524
Total	$-	$-	$149,343	$47,524

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

m) Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360- 10). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2015 and December 31, 2014, the Company recognized an impairment loss of $88,383 related to deposit on solar panel due to uncertainty of future revenue.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalue at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $80,783 and $149,343 at June 30, 2015 and December 31, 2014, respectively. The change in fair value of the derivative liabilities resulted in a gain of ($28,860) and a loss of $18,045 for the six months ended June 30, 2015 and 2014, respectively, which has been reported as other expense (income) in the condensed statements of operations.

The following presents the derivative liability value by instrument type at June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014

Convertible Debentures	$80,783	$149,343
	$80,783	$149,343

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2015 and the year ended December 31, 2014:

Derivative Liability Total

Balance, December 31, 2014	$149,343
Change in fair market value of derivative liabilities	(28,860)
Conversion of debt	(39,700)
Balance, June 30, 2015	$80,783

The existing derivative instrument was valued as of issuance; conversion; and the quarter ended June 30, 2015. The following assumptions were used for the valuation of the derivative liability related to the Note (to-date no Notes are in default):

- The underlying stock price $.00035 to $.00010 was used as the fair value of the common stock;

- The Asher and KBM notes with the same terms as at issuance and effectively convert at a discount of 54.99% to 58.70%.

- Capital raising events of $50,000 would occur in each quarter starting 1 month following the date of valuation at 75% of market generating dilutive reset events at prices below $0.000045 (rounded) for the Notes;

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

During the period ended June 30, 2013, Zentric, Inc. entered into an settlement with the Chief Financial Officer to issue 102,900,000 common shares for $205,500 of salaries past due by the Company. Total value of the shares issued was $360,150; the excess of $154,650 is recorded as additional compensation expense. The shares were valued based on the fair market value on date of grant. As of June 30, 2015, the shares have not been issued and are recorded a part of derivative liability.

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

On April 9, 2014, Zentric, Inc. entered into a subscription agreement to issue 31,250,000 common shares for $50,000 cash investment into the Company. As of June 30, 2015, the shares have not been issued and recorded a part of derivative liability.

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

On May 22, 2015, Zentric, Inc. received the notice of conversion to convert $1,865 of principal from KBM Worldwide, Inc. into 31,083,333 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On May 27, 2015, Zentric, Inc. received the notice of conversion to convert $1,865 of principal from KBM Worldwide, Inc. into 31,083,333 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

During the period ended June 30, 2015, the Company recorded a total of $31,988 as a reduction in derivative liability due to conversion of $21,295 of principal.

During the period, the Company received $13,092 in advances for Company related expense that are non-interest bearing with no stated maturity. During the same period, the Company repaid back $0 in cash. As of June 30, 2015 and December 31, 2014, related party advances are $362,755 and $349,663, respectively. The Company recorded imputed interest of $26,343 and $29,737 as of June 30, 2015 and 2014.

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

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of December 31, 2014 and 2013 is $7,018. Interest accrued for all loans outstanding as of June 30, 2015 and December 31, 2014 are $5,350 and $4,752, respectively.

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

During the period ended June 30, 2013, Zentric, Inc. entered into an settlement with the Chief Financial Officer to issue 102,900,000 common shares for $205,500 of salaries past due by the Company. Total value of the shares issued was $360,150; the excess of $154,650 is recorded as additional compensation expense. The shares were valued based on the fair market value on date of grant. As of June 30, 2015 and December 31, 2014, the shares have not been issued and recorded a part of derivative liability.

On June 3, 2014, the Company authorized 4,000,000 shares of Series A Preferred Stock to be granted to Jeff Mak as additional stock based compensation. Each share of the Series A preferred stock shall have 100 votes on the election of their directors and for all other purposes. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the Series A shares was $47,400

On March 13, 2015, the Company authorized 2,000,000 shares of Series A Preferred Stock to be granted to Jeff Mak in exchange for $60,000 in accrued salaries. Each share of the Series A preferred stock shall have 100 votes on the election of their directors and for all other purposes. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the Series A shares was $32,100. As this was a related party transaction the remaining accrued salaries of $27,900 was credited to additional paid-in capital.

During the period, the Company received $13,092 in advances for Company related expense that are non-interest bearing with no stated maturity. During the same period, the Company repaid back $0 in cash. As of June 30, 2015 and December 31, 2014, related party advances are $362,755 and $349,663, respectively. The Company recorded imputed interest of $26,343 and $29,737 as of June 30, 2015 and 2014.

7.  NOTES PAYABLE – RELATED PARTY

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of June 30, 2015 and December 31, 2014 is $7,018. Interest accrual for all loans outstanding as of June 30, 2015 and December 31, 2014 are $5,350 and $4,752, respectively.

8. CONVERTIBLE DEBENTURE

On August 19, 2013, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on May 15, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the forty five (45) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $6,168 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2013. The remaining discount of $26,332 was fully amortized as of December 31, 2014. During the same period, the holder converted $33,800 of principal and interest into 62,222,223 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized as a result of the conversion. As of June 30, 2015 and December 31, 2014, the Company has a remaining principal and accrued interest balance of balance of $0.

On October 29, 2013, the Company, entered into a $11,000 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The Company recorded a total discount of $11,000 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $232 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2013. The remaining discount of $10,768 was fully amortized as of December 31, 2014. During the same period, the holder converted $11,440 of principal and interest into 18,451,613 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized. As of June 30, 2015 and December 31, 2014, the Company has a remaining principal and accrued interest balance of $0.

On February 3, 2014, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended September 30, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. As of December 31, 2014, the discount was fully amortized. During the same period, the holder converted $33,800 of principal and interest into 101,753,150 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized. As of June 30, 2015 and December 31, 2014, the Company has a remaining principal and accrued interest balance of $0.

During the period ended June 30, 2014, the Company entered into Convertible Promissory Notes totalling $32,500 that carries an interest rate of 8%. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $8,772 and $23 728 of interest expense pursuant to the amortization of the note discount during the period ended December 31, 2014 and June 30, 2015, respectively. During the period ended, the holder converted $21,295 of principal into 250,530,300 shares of the Company common stock. Due to conversions within the term of the note, no gain or loss was recognized. As of June 30, 2015, the Company has a remaining principal balance of $5,700 and accrued interest of $2,353.

On November 10, 2014, the Company, entered into an $11,500 convertible promissory note that carries an 8% interest rate, matures on August 13, 2015. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $11,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $911and $1,386 of interest expense pursuant to the amortization of the note discount during the period ended December 31, 2014 and June 30, 2015, respectively. As of June 30, 2015, the Company has a remaining principal balance of $11,500 and an unamortized discount of $5,659.

Total accrued interest related of the convertible note as of December 31, 2014 and June 30, 2015, is $1,542 and 2,588, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014.

The Company did not generate any revenues for the three and six months ended June 30, 2015 and June 30, 2014.

General and administrative expenses for the three months ended June 30, 2015 and June 30, 2014 was $20,578 and $21,791 respectively. General and administrative expenses for the six months ended June 30, 2015 and June 30, 2014 was $32,291 and $42,155 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Consulting and contracting expenses for the three months ended June 30, 2015 and June 30, 2014 was $31,850 and $96,554 respectively. Consulting and contracting expenses for the six months ended June 30, 2015 and June 30, 2014 was $61,250 and $132,326 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Interest expenses for the three months ended June 30, 2015 and June 30, 2014 was $17,880 and $34,668 respectively. Interest expenses for the six months ended June 30, 2015 and June 30, 2014 was $56,871 and $72,451 respectively. The decrease is due to the company taking in the less notes.

Change in fair value of derivative for the three months ended June 30, 2015 and June 30, 2014 was ($12,118) and $100,638 respectively. Change in fair value of derivative for the six months ended June 30, 2015 and June 30, 2014 was $28,860 and ($18,045) respectively.

Net loss for the three months ended June 30, 2015 and June 30, 2014 was $58,190 and $52,375 respectively. Net loss for the six months ended June 30, 2015 and June 30, 2014 was $121,552 and $264,977 respectively. The decrease in loss was primarily due to the decrease in consulting fees.

Loss per share was $0.00 for the three months ended June 30, 2015 and June 30, 2014. Loss per share was $0.00 for the six months ended June 30, 2015 and June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had a working capital deficiency of $961,385, which represented a working capital decrease of $31,291 as compared to the working capital deficiency position of $992,676 as of December 31, 2014. The decrease is mainly due to the increase of our change in fair value of derivative and additional note borrowings.

Cash flows used in operating activities for the six month periods ended June 30, 2015 and 2014 were ($14,198) and ($48,028) respectively.

Cash flows used in financing activities for six month periods ended June 30, 2015 and 2014 was $13,092 and $69,906, respectively, which was due to the reduction of loans and common stock sold for cash.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2015 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

31.1	Certification Pursuant to 18 U.S.C Section 1350, As adopted pursuant to Section 302 of the Sabanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Interactive Data Files

(B) Reports on Form 8-K

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ZENTRIC, INC.
Registrant

Date: August 19, 2015	By:	/s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer, Principal Accounting Officer and Director

