Form 10-Q
period 2015-09-30
Zentric, Inc.
filed 2015-11-16
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-140236

ZENTRIC, INC.

(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Unit C2, 802 Southdown Road,

Mississauga, Ontario, Canada, L5J 2Y4

(Address of Principal Executive Offices)

(416) 245-8000

(Issuer's telephone number)

________________________________________________

 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 16, 2015: 685,660,823 shares of common stock.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	24

ZENTRIC, INC.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)

ASSETS
Current Assets
Cash	$253	$1,407
Total Current Assets	253	1,407

Total Assets	$253	$1,407

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$173,597	$148,326
Advances from shareholder	366,875	349,663
Accrued salaries	367,349	330,050
Convertible Note, net of discount $0 and $34,317, respectively in default	17,200	9,683
Derivative liability	82,919	149,343
Note payable, related party	7,018	7,018

Total Liabilities	1,014,958	994,083

Stockholders' Deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 685,660,823 and 343,380,524 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	685,662	343,382
Preferred stock A, $0.001 par value, 6,000,000 shares authorized: 6,000,000 and 4,000,000 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	6,000	4,000
Additional paid-in capital	1,686,059	1,863,707
Accumulated deficit	(3,392,426)	(3,203,765)

Total Stockholders' Deficit	(1,014,705)	(992,676)

Total Liabilities and Stockholders' Deficit	$253	$1,407

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

REVENUE	$-	$-	$-	$-

EXPENSES
General and administrative	13,690	12,393	45,981	54,548
Consulting and subcontracting	30,900	34,192	92,150	166,518
Operating Expenses	44,590	46,585	138,131	221,066

Other expenses
Interest Expense	(20,383)	(47,459)	(77,254)	(119,910)
Change in fair value of derivative	(2,136)	32,483	26,724	14,438
Total other expense	(22,519)	(14,976)	(50,530)	(105,472)

NET LOSS	$(67,109)	$(61,561)	$(188,661)	$(326,538)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	685,660,823	268,610,375	600,406,606	222,799,220

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(188,661)	(326,538)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	47,400
Options issued for services	-	5,926
Change in fair value of derivative	(26,724)	(14,438)
Imputed interest on advance from shareholder	40,132	43,489
Amortization on note discount	34,317	72,162

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	122,570	114,077

NET CASH USED IN OPERATING ACTIVITIES	(18,366)	(57,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	50,000
Borrowing on Convertible debt	-	65,000
Borrowings on debt - related party	17,212	2,990
Principal payments on debt	-	(60,859)

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,212	57,131
NET INCREASE (DECREASE) IN CASH	(1,154)	(791)
CASH, BEGINNING OF PERIOD	1,407	1,061
CASH, END OF PERIOD	253	270

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	-	14,692
Settlement of derivative on conversion of debt	39,700	114,452
Discount recognized on convertible note	-	65,000
Conversion of debt	26,800	79,040
Preferred stock for accrued salary	60,000	-

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015 (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Constant Environment, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as an early stage product and services company that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.

On December 16, 2009 the Board of Directors of Constant Environment, Inc. (the "Company") filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada changing the Company's name to Zentric, Inc. The Company is a battery technology company based on a new technology that incorporates high voltages dual electrolytes to produce higher voltages and power.

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary in Hong Kong, China to assist with solar project development. In April 1, 2014, this subsidiary was sold to William Tien, the company's director, in exchange for waiving $1,000 in loans.

On January 9, 2012 the Board of Directors of Zentric, Inc. (the "Company") filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada increasing the authorized number of common shares to 500,000,000.

On June 17, 2014 the Board of Directors of Zentric, Inc. (the "Company") filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada increasing the authorized number of common shares to 2,000,000,000.

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

a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principlesgenerally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The financial statements includethe accounts of the Company and its subsidiary, Zentric HK Limited, a limited liability company in Hong Kong. All significant intercompany transactions have been eliminated as part of the consolidation. The Company's fiscal year-end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at September 30, 2015 and December 31, 2014.

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2015 and December 31, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)	Derivative Financial Instruments

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, "Derivatives and Hedging." The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note and tainted Warrant), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity's own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" also hinges on whether the instrument is indexed to an entity's own stock. A non-derivative instrument that is not indexed to an entity's own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity's own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

i)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2015, on a recurring basis:

	Level 1	Level 2	Level 3	Gains (Losses)
Description
Derivative Liability	$-	$-	$82,919	$26,724

Total	$-	$-	$82,919	$26,724

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014, on a recurring basis:

	Level 1	Level 2	Level 3	Gains (Losses)
Description
Derivative Liability	$-	$-	$149,343	$47,524

Total	$-	$-	$149,343	$47,524

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 "Accounting for Income Taxes" as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB codification standards, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued."

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

The Company accounts for long-lived assets in accordance with "Accounting for the Impairment or Disposal of Long-Lived Assets" (ASC 360- 10). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In December 31, 2012, the Company recognized an impairment loss of $88,383 related to deposit on solar panel due to uncertainty of future revenue.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

In August 2014, the FASB issued an accounting standard that requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

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

The Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible note is variable based on certain factors, such as the future price of the Company's common stock. The number of shares of common stock to be issued is based on the future price of the Company's common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company's authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company's derivative liabilities were estimated at the issuance date and are revalue at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $82,919 and $149,343 at September 30, 2015 and December 31, 2014, respectively. The change in fair value of the derivative liabilities resulted in a gain of ($26,724) and a gain of ($14,438) for the nine months ended September 30, 2015 and 2014, respectively, which has been reported as other expense (income) in the condensed statements of operations.

The following presents the derivative liability value by instrument type at September 30, 2015 and December 31, 2014, respectively:

	September 30,	December 31,
	2015	2014

Convertible Debentures	$82,919	$149,343
	$82,919	$149,343

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2015 and the year ended December 31, 2014:

Derivative Liability Total

Balance, December 31, 2014	$149,343
Change in fair market value of derivative liabilities	(26,724)
Conversion of debt	(39,700)
Balance, September 30, 2015	$82,919

The existing derivative instrument was valued as of issuance; conversion; and the quarter end 9/30/15. The following assumptions were used for the valuation of the derivative liability related to the Note (to-date no Notes are in default):

-	The underlying stock price $.00010 was used as the fair value of the common stock;

-	The Asher and KBM notes with the same terms as at issuance and effectively convert at a discount of 53.97% to 56.90%.

-

Capital raising events of $50,000 would occur in each quarter starting 1 month following the date of valuation at 75% of market generating dilutive reset events at prices below $0.000043 (rounded) for the Notes;

-	The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%;

-	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default;

-	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 2 notes in default have been converted by the holder.

5.	STOCKHOLDERS' EQUITY

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

During the period ended September 30, 2015, the Company recorded a total of $31,988 as a reduction in derivative liability due to conversion of $21,295 of principal.

During the period ended September 30, 2015, the Company received $17,212 in advances for Company related expense that are non-interest bearing with no stated maturity. During the period ended September 30, 2015, the Company repaid back $0 in cash. As of September 30, 2015 and December 31, 2014, related party advances are $366,875 and $349,663, respectively. The Company recorded imputed interest of $40,142 and $43,489 as of September 30, 2015 and 2014.

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

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of December 31, 2014 and 2013 is $7,018. Interest accrual for all loans outstanding as of September 30, 2015 and December 31, 2014 are $5,649 and $4,752, respectively.

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

During the period ended September 30, 2015, the Company received $17,212 in advances for Company related expense that are non-interest bearing with no stated maturity. During the period ended September 30, 2015, the Company repaid back $0 in cash. As of September 30, 2015 and December 31, 2014, related party advances are $366,875 and $349,663, respectively. The Company recorded imputed interest of $40,132 and $43,489 as of September 30, 2015 and 2014.

7.  NOTES PAYABLE – Related party

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of September 30, 2015 and December 31, 2014 is $7,018. Interest accrual for all loans outstanding as of September 30, 2015 and December 31, 2014 are $5,649 and $4,752, respectively.

8. CONVERTIBLE DEBENTURE

On August 19, 2013, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on May 15, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company's common stock for the forty five (45) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $6,168 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2013. The remaining discount of $26,332 was fully amortized as of December 31, 2014. During the same period, the holder converted $33,800 of principal and interest into 62,222,223 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized as a result of the conversion. As of December 31, 2014, the Company has a remaining principal and accrued interest balance of balance of $0.

On October 29, 2013, the Company, entered into a $11,000 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company's common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The Company recorded a total discount of $11,000 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $232 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2013. The remaining discount of $10,768 was fully amortized as of December 31, 2014. During the same period, the holder converted $11,440 of principal and interest into 18,451,613 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized. As of December 31, 2014, the Company has a remaining principal and accrued interest balance of $0.

On February 3, 2014, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company's common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended September 30, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. As of December 31, 2014, the discount was fully amortized. During the same period, the holder converted $33,800 of principal and interest into 101,753,150 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized. As of December 31, 2014, the Company has a remaining principal and accrued interest balance of $0.

During the period ended June 30, 2014, the Company entered into Convertible Promissory Notes totaling $32,500 that carries an interest rate of 8%. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company's common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $8,772 and $23,728 of interest expense pursuant to the amortization of the note discount during the period ended December 31, 2014 and September 30, 2015, respectively. During the nine month period ended September 30, 2015, the holder converted $21,295 of principal into 250,530,300 shares of the Company common stock. Due to conversions within the term of the note, no gain or loss was recognized. As of ended September 30, 2015, the Company has a remaining principal balance of $5,700 and accrued interest of $2,760 now in default.

On November 10, 2014, the Company, entered into an $11,500 convertible promissory note that carries an 8% interest rate, matures on August 13, 2015. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company's common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $11,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $911 and $10,589 of interest expense pursuant to the amortization of the note discount during the period ended December 31, 2014 and September 30, 2015, respectively. As of September 30, 2015, the Company has a remaining principal balance of $11,500 and an unamortized discount of $690 now in default.

Total accrued interest related of the convertible note as of December 31, 2014 and September 30, 2015, is $1,542 and $3,450, respectively.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Zentric, Inc. (the "Company"), was incorporated on July 21, 2008, under the laws of the State of Nevada as Constant Environment, Inc. and changed it's name to Zentric, Inc. on December 16, 2009. The company is an advanced battery technology company based on a new and revolutionary technology that incorporates high voltages dual electrolytes to produce higher voltages and power.

Business Division

The business of "Constant Environment" remains as a division of Zenrtic. The division is a separate business that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014.

The Company did not generate any revenues for the three and nine months ended September 30, 2015 and September 30, 2014.

General and administrative expenses for the three months ended September 30, 2015 and September 30, 2014 was $13,690 and $12,393 respectively. General and administrative expenses for the nine months ended September 30, 2015 and September 30, 2014 was $45,981 and $54,548 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Consulting and contracting expenses for the three months ended September 30, 2015 and September 30, 2014 was $30,900 and $34,192 respectively. Consulting and contracting expenses for the nine months ended September 30, 2015 and September 30, 2014 was $92,150 and $166,518 respectively. The decrease was due to less activity in the North Carolina business opportunities.

Interest expense for the three months ended September 30, 2015 and September 30, 2014 was $20,383 and $47,459 respectively. Interest expense for the nine months ended September 30, 2015 and September 30, 2014 was $77,254 and $119,910 respectively. The decrease is due to the company taking in the less notes and the conversion of existing notes.

Change in fair value of derivative for the three months ended September 30, 2015 and September 30, 2014 was ($2,136) and $32,483 respectively. Change in fair value of derivative for the nine months ended September 30, 2015 and September 30, 2014 was $26,724 and $14,438 respectively. The change was due to conversion of outstanding notes and mark to market of derivative liabilities.

Net loss for the three months ended September 30, 2015 and September 30, 2014 was $67,109 and $61,561 respectively. Net loss for the nine months ended September 30, 2015 and September 30, 2014 was $188,661 and $326,538 respectively. The decrease in loss was primarily due to the decrease in consulting fees.

Loss per share was ($0.00) for the three months ended September 30, 2015 and September 30, 2014. Loss per share was ($0.00) for the nine months ended September 30, 2015 and September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had a working capital deficiency of $1,014,705, which represented a working capital decrease of $22,029 as compared to the working capital deficiency position of $992,676 as of December 31, 2014. The decrease is mainly due to the increase of our change in fair value of derivative and additional note borrowings.

Cash flows used in operating activities for the nine month period ended September 30, 2015 and 2014 was ($18,366) and ($57,922) respectively.

Cash flows used in financing activities for nine month period ended September 30, 2015 and 2014 was $17,212 and $57,131, respectively, which was due to the reduction of loans and common stock sold for cash.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2015 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures and implementing corrective measures.

Changes in Internal Controls

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

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

ZENTRIC, INC.
Registrant

Date: November 16, 2015	By:	/s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer,
Principal Accounting Officer and Director

