Form 10-Q/A
period 2015-09-30
Zentric, Inc.
filed 2015-11-18
CIK 1457435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q Amendment No. 1 is being filed to indicate that the Issuer is not a shell company.  There have been no other changes to the Form 10-Q from the document that was initially filed on November 16, 2015.

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

ZENTRIC, INC.
Registrant

Date: November 17, 2015	By:	/s/ Jeff Mak
Jeff Mak
Chairman, Chief Financial Officer,
Principal Accounting Officer and Director

