Form 10-K
period 2015-12-31
Zentric, Inc.
filed 2016-04-14
CIK 1457435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-140236

ZENTRIC, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3490 Laird Road,

Mississauga, Ontario, Canada, L5L 5Y4

(Address of Principal Executive Offices)

(416) 245-8000

(Issuer's telephone number)

Unit C2, 802 Southdown Road,

Mississauga, Ontario, Canada, L5J 2Y4

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $156,632.

As of April 14, 2016 856,494,158 shares of Common Stock, par value $0.001 per share and 10,000,000 of Preferred Class A Stock, par value $0.001 per share were outstanding.

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

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary in Hong Kong, China. Zentric, Inc. has become actively involved in solar project development through this subsidiary. In April 1, 2014, the subsidiary was sold to William Tien, the company's director, in exchange for waiving $1,000 in loans.

On June 17, 2014 the Board of Directors of Zentric, Inc. (the "Company") filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada increasing the authorized number of common shares to 2,000,000,000.

Business Division

The business of "Constant Environment" remains as a division of Zentric. The division is a separate business that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.

Employees, Officers and Directors

Employees

We have 2 part time employee as of the date of this prospectus other than our executive officers and directors who devote only part of their time to our business.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

Our executive offices are located at 3490 Laird Road, Mississauga, Ontario, Canada, L5L 5Y4. We believe that this space if adequate to operate our current business and as business warrants we may expand into a larger space. The office space is provided by our CEO at no cost to us.

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

Item 4. Mine Safety Dislcosure.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Holders

As of April 14, 2016 there were 856,494,158 shares of common stock issued and outstanding, 19,750,000 of which are controlled by Jeff Mak, the Company's officer and director and 10,000,000 shares of preferred class A stock issued and outstanding of which are also owned by Jeff Mak.

As of April 14, 2016 there were 56 holders of record of shares of our common stock. Holders of common stock do not have cumulative voting rights.

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

Item 6. Selected Financial Data.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all ofour accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need formanagement's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis ofFinancial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimatesand assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue andexpenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.The Company's fiscal year-end is December 31.

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates andassumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts ofrevenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and amortization policies on property and equipment and valuationallowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under thecircumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from othersources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and theactual results, future results of operations will be affected.

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

Revenue Recognition

As of the date of this disclosure, the Company has yet to recognize revenues. As the Company continues to develop and implement its business plan, revenue from the performance of servicesor sale of products will be recognized in accordance with FASB codification standards. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangementexists, the service is provided, and collectability is assured.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB codification standards. The standard requires presentation of both basic and diluted earnings per share (EPS) onthe face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding(denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using theif converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB codification regarding the required tax assetbenefit computations for net operating losses carry forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Companycannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB codification standards, using the fair value method. All transactions in which goods or services are the considerationreceived for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliablymeasurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to the ASC 350-10-05 Goodwill and Other Intangible Assets and the Impairment or Disposal of Long-lived Assets, we assessthe impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that thecarrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

•	Significant changes in performance relative to expected operating results
•	Significant changes in the use of the assets or the strategy of our overall business
•	Significant industry or economic trends

As determined in accordance with the ASC, if the carrying amount of goodwill of a reporting unit exceeds its fair value, theimpairment loss is measured as the amount by which the carrying amount exceeds the fair market value of the assets. In accordance with theASC, in determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition ofthese assets. The impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverabilitywhen events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger areview include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climateor legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset;current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of theasset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of theundiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.Long-lived assets held and used by Zentric, Inc. are reviewed for possible impairment whenever events or circumstances indicate thecarrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based uponhistorical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of futureoperating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent thatcarrying value exceeds discounted cash flows of future operations.

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

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's consolidated financial statements.

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

License Agreement with Versitech Limited

Effective December 14, 2009, we entered into an exclusive license agreement with Versitech Limited to design, manufacture and market the battery technology under United State Patent Grant No. 7,344,801. Terms of the license are royalties of 3% on net sales on the licensed products by the licensee and affiliates of licensed products and 25% of all sublicense income received by the licensee or any of its affiliates. As of December 31, 2015, the terms of the agreement remain the same and no revenue has been generated from the license agreement.

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

Business division

The business of "Constant Environment" remains as a division of Zentric. The division is a product and services company that provides microclimate systems to specialty markets, who have a need to protect and preserve rare and/or valuable items.

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

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary incorporated in Hong Kong, China. The company will use this subsidiary to become more actively involved in solar project development. In April 1, 2014, this subsidiary was sold to William Tien, the company's director in exchange for waiving $1,000 in loans.

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

There were no activities in Zentrick HK during period ended December 31, 2014 and as a result of discontinued operations the net loss of $0 for both periods ended. There were no assets and the liabilities of Zentric HK were segregated in the balance sheet and appropriately labelled as discontinued.

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

The Company did not generate any revenues for the years ended December 31, 2015 and December 31, 2014.

General and administrative expense for the years ended December 31, 2015 and December 31, 2014 was $64,399 and $72,519.

The decrease is due to the reduction of activities in the Company.

Consulting and contracting expenses for the years ended December 31, 2015 and December 31, 2014 was $123,050 and $204,419. The decrease is due to the reduction of activities in the Company.

Interest expenses for the years ended December 31, 2015 and December 31, 2014 was $90,860 and $141,956. The increase is due to the increase of loans to the company.

Change in fair value of derivative for the years ended December 31, 2015 and December 31, 2014 was $12,477 and $47,524. The decrease is due to the decrease in convertible notes that the company took during the year and the mark to market of derivative liability during the period.

Net losses for the years ended December 31, 2015 and December 31, 2014 was $265,832 and $371,370 respectively. The losses were primarily due to decrease in consultant and subcontracting fees and the mark to market of derivative liability.

Losses per share were ($0.00) for each the years ended December 31, 2015 and December 31, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had a working capital deficiency of $1,063,708, which represented a working capital deficit increase of $71,032 as compared to the working capital deficiency position of $992,676 as of December 31, 2014. The deficit increase is mainly due to the increase of related party borrowing to fund operations.

Cash flows used in operating activities for the year ended December 31, 2015 was ($31,840) compared to ($70,911) in December 31, 2014. The decrease is due to decrease in net loss and vendor expenses and change in fair value of derivative.

Cash flows provided by financing activities for the years ended December 31, 2015 and 2014 were $30,786 and $71,257, respectively. The decrease was due mainly to fewer borrowings on debt.

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31, 2012, 2013 and 2014 at price of $0.10, $0.25 and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company value such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,841. As of December 31, 2014, these options were fully vested and the remaining $8,718 was expensed.

On March 14, 2012, Zentric, Inc. entered into a subscription agreement to issue 1,250,000 common shares for $25,000 cash investment into the Company. As of December 31, 2015 and 2014, the shares have not been issued and were reclassified as derivative liability.

On September 1, 2012, Zentric, Inc. entered into a subscription agreement to issue 25,000,000 common shares for $50,000 cash investment into the Company. As of December 31, 2015 and 2014, the shares have not been issued and were reclassified as derivative liability.

On January 9, 2013, Zentric, Inc. issued 100,000 common shares for $10,000 of consulting services to an individual. The shares are valued based on the fair market value on the date of grant.

On January 25, 2013, Zentric, Inc. entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher") in connection with the funding of an aggregate of $37,500 with a maturity date of October 29, 2013. The 8% Convertible Promissory Note in the principal amount of $37,500 will be secured against an initial 293,000,000 common shares of the company. Asher has the right following 180 days from the agreement to convert the shares at 55% of the market price. The company can prepay the note at 150% of the loan plus interest.

During the period ended June 30, 2013, Zentric, Inc. entered into an settlement with the Chief Financial Officer to issue 102,900,000 common sharesfor $205,500 of salaries past due by the Company. Total value of the shares issued was $360,150; the excess of $154,650 is recorded asadditional compensation expense. The shares were valued based on the fair market value on date of grant. As of December 31, 2015 and 2014, the shares have not been issued and were reclassified as derivative liability.

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

On April 14, 2014, Zentric, Inc. received the notice of conversion to convert $11,500 of principal from Asher Enterprises, Inc. into 15,972,222 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

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

March 13, 2015, the Company authorized 2,000,000 shares of Series A Preferred Stock to be granted to Jeff Mak in exchange for $60,000 in accrued salaries. Each share of the Series A preferred stock shall have 100 votes on the election of their directors and for all other purposes. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the Series A shares was $32,100. As this was a related party transaction the gain on exchange of $27,900 was credited to additional paid-in capital.

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

On November 17, 2015, Zentric, Inc. received the notice of conversion to convert $2,050 of principal from KBM Worldwide, Inc. into 34,166,667 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On December 28, 2015, Zentric, Inc. received the notice of conversion to convert $2,050 of principal from KBM Worldwide, Inc. into 34,166,667 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On December 30, 2015, Zentric, Inc. received the notice of conversion to convert $1,600 of principal and $450 of the interest from KBM Worldwide, Inc. into 34,166,667 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

We anticipate that our operational, general and administrative expenses for the next 12 months will total $500,920. The estimated breakdown is as follows:

Web Development	$10,000
Legal/Accounting	15,000
Upgraded Computer systems	12,500
Telecommunications/DSL	900
Employee recruitment and training	30,000
General Administrative
Advertising	50,000
Automotive	10,000
Deprecation expense	1,270
Employee benefits	1,500
Entertainment	9,000
Insurance	8,000
Office salaries	240,000
Office supplies	7,000
Professional expense	8,000
Rent	30,000
Repairs & Maintenance	1,500
Taxes	6,250
Telephone	6,000
Travel	50,000
Utilities	4,000
Total General Administrative	$372,520

Total Expenses	$500,920

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements.

ZENTRIC, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Zentric, Inc.

We have audited the accompanying consolidated balance sheets of Zentric, Inc. as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zentric, Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered recurring net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 14, 2016

ZENTRIC, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$353	$1,407
Total Current Assets	353	1,407

Total Assets	$353	$1,407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities

Accounts payable and accrued liabilities	$22,801	$16,235
Related party payable	165,405	132,091
Advances from shareholder	380,449	349,663
Accrued salaries	387,650	330,050
Convertible Note, net of discount $0 and $34,317, respectively	11,500	9,683
Derivative liability	89,238	149,343
Note payable, related party	7,018	7,018

Total Liabilities	1,064,061	994,083

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 788,160,824 and 343,380,524 shares issued and outstanding as of December 31, 2015 and 2014, respectively	788,162	343,382
Preferred stock A, $0.001 par value, 20,000,000 shares authorized: 6,000,000 and 4,000,000 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	6,000	4,000
Additional paid-in capital	1,611,727	1,863,707
Accumulated deficit	(3,469,597)	(3,203,765)

Total Stockholders' Equity (Deficit)	(1,063,708)	(992,676)

Total Liabilities and Stockholders' Equity (Deficit)	$353	$1,407

The accompanying notes are an integral part of these consolidated financial statements.

ZENTRIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2015 and 2014

	Year Ended December 31, 2015	Year Ended December 31, 2014

REVENUE	$-	$-
EXPENSES
General and administrative	64,399	72,519
Consulting and subcontracting	123,050	204,419
Operating Expense	187,449	276,938

Other Income (Expenses)
Interest Expense	(90,860)	(141,956)
Change in fair value of derivative	12,477	47,524
Total Other Expenses	(78,383)	(94,432)
NET LOSS	(265,832)	(371,370)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	623,580,272	253,192,316

The accompanying notes are an integral part of these consolidated financial statements.

ZENTRIC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Sock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2013	-	-	160,953,538	160,955	1,727,418	(2,832,395)	(944,022)

Common shares issued for debt conversion			182,426,986	182,427	(103,387)		79,040
Settlement of derivative due to conversion					114,452		114,452
Preferred Shares issued to related party	4,000,000	4,000			43,400		47,400
Imputed interest on advance from shareholder					58,414		58,414
Options issued for services					8,718		8,718
Debt forgiveness by related party					14,693		14,693
Net loss						(371,370)	(371,370)
Balance, December 31, 2014	4,000,000	4,000	343,380,524	343,382	1,863,707	(3,203,765)	(992,676)

Common shares issued for debt conversion	-	-	444,780,300	444,780	(411,830)		32,950
Settlement of derivative due to conversion					47,628		47,628
Preferred shares issued to related party	2,000,000	2,000			58,000		60,000
Imputed interest on advance from shareholder					54,222		54,222
Net loss						(265,832)	(265,832)
Balance, December 31, 2015	6,000,000	6,000	788,160,824	788,162	1,611,727	(3,469,597)	(1,063,708)

The accompanying notes are an integral part to these financial statements.

ZENTRIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015 and 2014

	Year Ended December 31, 2015	Year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(265,832)	$(371,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	47,400
Options issued for services	-	8,718
Change in fair value of derivative	(12,477)	(47,524)
Imputed interest on advance from shareholder	54,222	58,414
Amortization on note discount	34,317	79,283
Changes in operating assets and liabilities:
Related party payable	124,616	124,256
Accounts payable and accrued liabilities	33,314	29,912
NET CASH USED IN OPERATING ACTIVITIES	(31,840)	(70,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	50,000
Borrowing on Convertible debt	-	76,500
Borrowings on debt - related party	30,786	2,990
Principal payments on debt	-	(58,233)
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,786	71,257
NET INCREASE (DECREASE) IN CASH	(1,054)	346
CASH, BEGINNING OF PERIOD	1,407	1,061
CASH, END OF PERIOD	$353	$1,407

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	$-	$14,693
Settlement of derivative on conversion of debt	$47,628	$114,452
Discount recognized on convertible note	$-	$76,500
Conversion of debt into common shares	$32,950	$79,040
Preferred stock issued for accrued salary – related party	$60,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZENTRIC, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

On, November 16, 2011, Zentric, Inc. established a wholly-owned subsidiary in Hong Kong, China to assist with solar project development. In April 1, 2014, this subsidiary was sold to William Tien, the company's director, in exchange for waiving $1,000 in loans. See Note 11.

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates andassumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at thedate of the financial statements and the reported amounts of revenues and expenses during the reporting period. TheCompany regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that itbelieves to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from othersources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates.To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2015 and 2014, the Company had no cash equivalents.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintainedin accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts ondeposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all depositsin high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2015 and 2014.

f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2015, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$89,238	$12,477
Total	$-	$-	$89,238	$12,477

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$149,343	$47,524
Total	$-	$-	$149,343	$47,524

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 "Accounting for Income Taxes" as of its inception. Pursuant to ASC 740, the Company isrequired to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

The Company accounts for long-lived assets in accordance with "Accounting for the Impairment or Disposal of Long-Lived Assets" (ASC 360-10). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changesin circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measuredby a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assetsare considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceedsthe fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

n)	Recent Accounting Pronouncements

In June 2014, the FASB issued an accounting standard which provides new guidance that requires share-based compensation to meet a specific performance target to be achieved inorder for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition.As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomesprobable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognizedprospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number ofawards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering serviceand still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning afterDecember 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b)retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new ormodified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued guidance to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of developmentstage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financialreporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stageentities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments toeliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statementusers by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidationdecision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-dateinformation and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be appliedprospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption ispermitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10,"Development Stage Entities". The amendments in this update remove the definition of a development stage entity from theMaster Glossary of the ASC thereby removing the financial reporting distinction between development stage entities andother reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stageentities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activitiesin which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. Theearly adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

In August 2014, the FASB issued an accounting standard that requires management to assess an entity's ability to continue as a going concern by incorporating and expanding uponcertain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reportingperiod including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated asa result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for aperiod of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financialposition or results of operations.

In November 2014, the FASB issued new guidance for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entitywill continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among otherrelevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrumentthat is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financialinstruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant priorperiods. The adoption of ASU 2014-16 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply push down accounting in its separate financial statements upon occurrence of anevent in which an acquirer obtains control of the acquired entity. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-controlevents or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014. The adoption of ASU 2014-17 is not expected to have a material impact on our financial position or results of operations.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's consolidated financial statements.

4.	STOCKHOLDERS' EQUITY

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

During the period ended June 30, 2013, Zentric, Inc. entered into an settlement with the Chief Financial Officer to issue 102,900,000 common shares for $205,500 of salaries past due by the Company. Total value of the shares was $360,150; the excess of $154,650 is recorded as additional compensation expense. The shares were valued based on the fair market value on date of grant. As of December 31, 2015 and 2014, the shares have not been issued and are recorded a part of derivative liability.

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31, 2012, 2013 and 2014 at price of $0.10, $0.25 and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company value such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,841. As of December 31, 2014, these options were fully vested and the remaining $8,718 was expensed.

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

On April 9, 2014, Zentric, Inc. entered into a subscription agreement to issue 31,250,000 common shares for $50,000 cash investment into the Company. As of December 31, 2015 and 2014, the shares have not been issued and recorded a part of derivative liability.

On April 14, 2014, Zentric, Inc. received the notice of conversion to convert $11,500 of principal from Asher Enterprises, Inc. into 15,972,222 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

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

March 13, 2015, the Company authorized 2,000,000 shares of Series A Preferred Stock to be granted to Jeff Mak in exchange for $60,000 in accrued salaries. Each share of the Series A preferred stock shall have 100 votes on the election of their directors and for all other purposes. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the Series A shares was $32,100. As this was a related party transaction the gain on exchange of $27,900 was credited to additional paid-in capital.

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

On November 17, 2015, Zentric, Inc. received the notice of conversion to convert $2,050 of principal from KBM Worldwide, Inc. into 34,166,667 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On December 28, 2015, Zentric, Inc. received the notice of conversion to convert $2,050 of principal from KBM Worldwide, Inc. into 34,166,667 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On December 30, 2015, Zentric, Inc. received the notice of conversion to convert $1,600 of principal and $450 of the interest from KBM Worldwide, Inc. into 34,166,667 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

During the years ended December 31, 2015 and 2014, the Company recorded a total of $47,628 and $114,452 as a reduction in derivative liability due to conversion of $32,500 and $76,000 of convertible debt into common shares.

During the years ended December 31, 2015 and 2014, the Company received $30,786 and $2,990 in advances for Company related expense that are non-interest bearing with no stated maturity. During the period ended December 31, 2015, the Company repaid back $0 in cash. As of December 31, 2015 and December 31, 2014, related party advances are $380,449 and $349,663, respectively. The Company recorded imputed interest of $54,222 and $58,414 during the years ended December 31, 2015 and 2014.

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

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of December 31, 2015 and 2014 is $7,018. Interest accrual for all loans outstanding as of December 31, 2015 and December 31, 2014 are $5,949 and $4,752, respectively.

The Company has received cash accumulated advances of $380,449 and $349,663 for the years ended December 31, 2015 and December 31, 2014, respectively from directors and shareholders. Interest has been imputed at 15% resulting in interest expense of $54,222 and $58,414 for the years ended December 31, 2015 and December 31, 2014, respectively. During the year ended December 31, 2015 and 2014, the Company borrowed $30,786 and $2,990 and repaid $0 and $58,233, respectively.

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

During the period ended June 30, 2013, Zentric, Inc. entered into an settlement with the Chief Financial Officer to issue 102,900,000 common shares for $205,500 of salaries past due by the Company. Total value of the shares issued was $360,150; the excess of $154,650 is recorded as additional compensation expense. The shares were valued based on the fair market value on date of grant. As of December 31, 2015 and 2014, the shares have not been issued and recorded as part of derivative liability.

On December 31, 2011, the Company granted options to an officer/director of the company to acquire 4,000,000 common shares, 1,000,000 vested December 31, 2011 at $0.03 per share; the remaining 3,000,000 will vest on December 31, 2012, 2013 and 2014 at price of $0.10, $0.25 and $0.50 per share, respectively. The options have a vesting period of three years or ninety days from termination of employment. The company value such options using the Black-Scholes Valuation Model. The options have an expected volatility rate of 282.71% calculated using the Company stock price for a two-year period beginning December 31, 2011. A risk free interest rate of 0.19% was used to value the options. The total value of these options was $34,841. As of December 31, 2014, these options were fully vested and the remaining $8,718 was expensed.

March 13, 2015, the Company authorized 2,000,000 shares of Series A Preferred Stock to be granted to Jeff Mak in exchange for $60,000 in accrued salaries. Each share of the Series A preferred stock shall have 100 votes on the election of their directors and for all other purposes. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the Series A shares was $32,100. As this was a related party transaction the gain on exchange of $27,900 was credited to additional paid-in capital.

6.	NOTES PAYABLE

On April 2010, the Company entered into a Promissory Note that carries an interest rate of 15% interest rate with a related party. Note payable balance as of December 31, 2015 and 2014 is $7,018. Interest accrued for all loans outstanding as of December 31, 2015 and December 31, 2014 are $5,949 and $4,752, respectively.

7.	INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2015, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years' income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets. The net loss carry-forward was $2,515,848 and $2,331,856 for the years ended December 31, 2015 and December 31, 2014 respectively.

The deferred tax asset for December 31, 2015 and December 31, 2014 is as follows:

	2015	2014
Deferred Tax Asset arising from Net Operating Loss Carry-forwards	$880,547	$816,150
Valuation allowance	(880,547)	(816,150)
Net deferred tax asset	$-	$-

Based on the available objective evidence, including the Company's history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2015 and 2014, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	2015	2014
Federal and state statutory rate	35%	35%
Chang in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

8.	CONVERTIBLE NOTE

On August 19, 2013, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on May 15, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company's common stock for the forty five (45) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $6,168 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2013. The remaining discount of $26,332 was fully amortized as of December 31, 2014. During the same period, the holder converted $33,800 of principal and interest into 62,222,223 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized as a result of the conversion. As of December 31, 2015 and 2014, the Company has a remaining principal and accrued interest balance of balance of $0.

On October 29, 2013, the Company, entered into a $11,000 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company's common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The Company recorded a total discount of $11,000 for the variable conversion features of the convertible note incurred during the period ended December 31, 2013. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $232 of interest expense pursuant to theamortization of the note discount during the year ended December 31, 2013. The remaining discount of $10,768 was fully amortized as of December 31, 2014. During the same period, the holder converted $11,440 of principal and interest into 18,451,613 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized. As of December 31, 2015 and 2014, the Company has a remaining principal and accrued interest balance of $0.

On February 3, 2014, the Company, entered into a $32,500 convertible promissory note that carries an 8% interest rate, matures on July 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company's common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended September 30, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. As of December 31, 2014, the discount was fully amortized. During the same period, the holder converted $33,800 of principal and interest into 101,753,150 shares of common stock; due to conversion within the terms of the note, no gain or loss was recognized. As of December 31, 2015 and 2014, the Company has a remaining principal and accrued interest balance of $0.

During the period ended June 30, 2014, the Company entered into Convertible Promissory Notes totalling $32,500 that carries an interest rate of 8%. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company's common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $32,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $8,772 and $23,728 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2014 and 2015, respectively. During the same period, the holder converted $32,950 of principal and interest into 444,780,300 shares of common stock; due to conversion. Within the terms of the note, no gain or loss was recognized. As of December 31, 2015 and 2014, the Company has a remaining principal $0 and $32,500 and accrued interest balance of $0 and $850, respectively.

On November 10, 2014, the Company, entered into an $11,500 convertible promissory note that carries an 8% interest rate, matures on August 13, 2015. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three (3) lowest trading bid prices of the Company's common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The company can prepay the note at 150% of the loan plus interest within 180 days. Due to indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability (see Note 10). The Company recorded a total discount of $11,500 for the variable conversion features of the convertible note incurred during the period ended December 31, 2014. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The discount will be amortized to interest expense over the term of the debenture using the effective interest method. The Company recorded $1,003 and $10,497 of interest expense pursuant to the amortization of the note discount during the year ended December 31, 2014 and 2015, respectively. As of December 31, 2015 and 2014, the Company has a remaining principal balance of $11,500 and $11,500 and an unamortized discount of 10,589 and $0, respectively.

Total accrued interest related of the convertible note as of December 31, 2015 and 2014, is $1,871 and 1,542, respectively.

As of December 31, 2015 and 2014 the Company recorded a discount of $0 and $76,500, respectively and recognized $34,317 and $79,283 of amortization during the years ended December 31, 2015 and 2014.

9.	DERIVATIVE LIABILITIES

The Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible note is variable based on certain factors, such as the future price of the Company's common stock. The number of shares of common stock to be issued is based on the future price of the Company's common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company's authorized share limit, the equity environment is tainted and all additional convertible debentures, stock payables and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities when the environment becomes tainted.

The fair values of the Company's derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $89,238 and $149,343 at December 31, 2015 and 2014, respectively. The change in fair value of the derivative liabilities resulted in gains of $12,477 and $47,524 for the years ended December 31, 2015 and 2014, respectively, which has been reported as other income (expense) in the condensed statements of operations. The gain of $12,477 in 2015 consisted of a gain of $12,477 attributable to the mark to market adjustment of the convertible notes. The gain of $47,524 in 2014 consisted of a gain of $66,119 attributable to the mark to market adjustment of the convertible notes and a loss of ($18,595) attributable to excess value over of the convertible note discount.

The following presents the derivative liability at December 31, 2015 and 2014, respectively:

	December 31,	December 31,
	2015	2014
Stock payable	$75,830	$88,745
Convertible Note	$13,408	$60,598
Convertible Debentures	$89,238	$149,343

The following is a summary of changes in the fair market value of the derivative liability during the year ended December 31, 2015 and 2014:

Derivative Liability Total
Balance, December 31, 2013	$184,819
Increase in derivative value due to issuances of convertible promissory note	76,500
Increase in derivative value due to excess of discount	18,595
Increase in derivative value due to reclassification of stock payable	50,000
Change in fair market value of derivative liabilities	(66,119)
Settlement of derivative due to conversion of debt to common shares	(114,452)
Balance, December 31, 2014	$149,343
Decrease in derivative value due to reclassification of stock payable	(12,915)
Change in fair market value of derivative liabilities	438
Settlement of derivative due to conversion of debt to common shares	(47,628)
Balance, December 31, 2015	$89,238

The existing derivative instrument was valued as of issuance; conversion; and the year end 12/31/15. The following assumptions were used for the valuation of the derivative liability related to the Note (to-date no Notes are in default):

-	The underlying stock price $.00020 was used as the fair value of the common stock;
-	The Asher and KBM notes with the same terms as at issuance and effectively convert at a discount of 54.82% to 56.90%.
-

Capital raising events of $50,000 would occur in each quarter starting 1 month following the date of valuation at 75% of market generating dilutive reset events at prices below $0.000043 (rounded) for the Notes;

-	The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%;
-	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default;
-	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 2 notes in default have been converted by the holder.
-	The projected volatility of 125%-126% for each valuation period was based on the volatility of 18 comparable company's in the same industry.

10.	CONTINGINCIES

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

There were no activities in Zentrick HK during the year ended December 31, 2014 and as a result of discontinued operations the net loss of $0 for that period ended. There were no assets and the liabilities of Zentric HK were segregated in the balance sheet and labelled as discontinued.

12.	SUBSEQUENT EVENTS

On January 7, 2016, Zentric, Inc. received the notice of conversion to convert $850 of accrued interest from KBM Worldwide, Inc. into 14,166,667 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On January 7, 2016, Zentric, Inc. received the notice of conversion to convert $1,200 of principal from KBM Worldwide, Inc. into 20,000,000 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

On January 11, 2016, Zentric, Inc. received the notice of conversion to convert $2,050 of principal from KBM Worldwide, Inc. into 34,166,667 common shares of the Company. Due to conversion within the terms of the note, no gain or loss was realized.

January 25, 2016, the Company issued 4,000,000 shares of Series A Preferred Stock to Jeff Mak in exchange for $28,000 in accrued salaries.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 using the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1)

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

2)

We did not maintain appropriate cash controls – As of December 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)

We did not implement appropriate information technology controls – As at December 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the year ended December 31, 2015.

This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART II

OTHER INFORMATION

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Positions and Offices Held

William Tien	55	President/Director
Jeff Mak	58	President/CEO/CFO/Secretary/Director/Treasurer, Principal Executive Officer, Principal Financial Officer

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

Neither our sole executive officer nor any of our directors is a director in any other U.S. reporting companies. Our director/officer has not been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which the Company's officer/directors, or any associate of any such officer/directors, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it.

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

Auditors; Code of Ethics; Financial Expert

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert" on the board or an audit committee or nominating committee.

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

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." We do not believe that any of our directors currently meet the definition of "independent" as promulgated by the rules and regulations of the American Stock Exchange.

Item 11. Executive Compensation

Summary Compensation

On July 1, 2011, the Company approved an employment agreement with Jeff Mak, Chief Executive Officer, Chief Financial officer and a member of the Board of Directors offering a salary of $9,800 per month for his services. Due to the lack on cash on hand, this salary has been accrued for the year ended December 31, 2015 and 2014.

On November 1, 2011, the Company approved an employment agreement with William Tien was appointed as our President and a member of the Board of Directors offering a salary of $10,000 per month for his services. During the year ending December 31, 2013, William Tien waived $30,000 of his salaries and the remaining salary has been accrued. The agreement offers options as follows: option to acquire 1,000,000 common shares at $0.03 from December 31, 2011; option to acquire 1,000,000 common shares at $0.10 from December 31, 2012; option to acquire 1,000,000 common shares at $0.25 from December 31, 2013; and option to acquire 1,000,000 common shares at $0.50 from December 31, 2014. All options have a vesting period of three years or ninety days from termination of employment. On September 30, 2014, William Tien and the Board of Directors agreed to discontinue his current salary due to his reduced involvement in the company until further notice.

As of December 31, 2015, we have paid a total of $43,400 and accrued $387,650 to our directors or officers in consideration for their services rendered to our Company in their capacity as such. We have no pension, health, annuity, bonus, insurance, profit sharing or similar benefit plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 14, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 856,494,158 shares of our common stock and 10,000,000 shares of our preferred class A stock issued and outstanding as of April 14, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Zentric, Inc., Unit C2, 802 Southdown Road, Mississauga, Ontario, L5J Canada.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Jeff Mak	Common	19,750,000	2.3%
	Preferred A	10,000,000	100%
William Tien	Common	6,666,667	0.77%

Directors and Officers as a Group (2 person)	Common	26,416,667	3.1%

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

Our officers and directors have advanced funds for professional fees and general expenses in the amount of $25,796 and $2,990 as of December 31, 2015 and 2014, respectively.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2015 and 2014 were $6,000 and $7,500 respectively.

Audit-Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company's principal accountant that were reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule A.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred fees during the last two fiscal years ended December 31, 2015 and 2014 were $6,000 and $7,500 for services rendered by the Company's principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10-Q.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Exhibits

(3.1)	(i) Articles of Incorporation

(3.2)	(ii) Bylaws. (1)

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications
(i) Certification of Jeff Mak

(32.1)	Certification Pursuant To The Sarbanes-Oxley Act 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
(i) Certification of Jeff Mak

101	XBRL Interactive Data Files

_____________

(1)	Incorporated by reference to previous filing

(2)	These items have been previously filed

b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

ZENTRIC, INC.

Date: April 14, 2016	By:	/s/ Jeff Mak
	Name:	Jeff Mak
	Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)

